Form 10-Q
period 2021-12-31
Track Group, Inc.
filed 2022-02-10
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of February 1, 2022 was 11,541,452.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2021	September 30, 2021
Assets
Current assets:
Cash	$8,599,296	$8,421,162
Accounts receivable, net of allowance for doubtful accounts of $43,359 and $91,262, respectively	6,490,046	7,163,615
Prepaid expense and deposits	1,040,711	998,589
Inventory, net of reserves of $0 and $0, respectively	647,070	305,210
Total current assets	16,777,123	16,888,576
Property and equipment, net of accumulated depreciation of $2,601,242 and $2,615,967, respectively	198,689	202,226
Monitoring equipment, net of accumulated depreciation of $6,153,405 and $5,977,093, respectively	3,020,456	3,068,100
Intangible assets, net of accumulated amortization of $18,453,714 and $17,607,457, respectively	19,685,985	20,434,143
Goodwill	8,658,772	8,519,998
Deferred tax asset	-	101,159
Other assets	4,131,835	4,309,040
Total assets	$52,472,860	$53,523,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,619,448	$2,821,982
Accrued liabilities	3,961,682	4,350,030
Current portion of long-term debt	502,463	526,134
Total current liabilities	7,083,593	7,698,146
Long-term debt, net of current portion	43,309,260	43,452,216
Long-term liabilities	31,463	3,650
Total liabilities	50,424,316	51,154,012

Commitments and contingencies (Notes 16 and 23)
	-	-
Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,541,452 and 11,524,978 shares outstanding, respectively	1,154	1,152
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,258,446	302,250,954
Accumulated deficit	(299,133,849)	(298,828,527)
Accumulated other comprehensive loss	(1,077,207)	(1,054,349)
Total equity	2,048,544	2,369,230
Total liabilities and stockholders’ equity	$52,472,860	$53,523,242

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenue:
Monitoring and other related services	$9,469,729	$9,271,729
Product sales and other	125,927	130,176
Total revenue	9,595,656	9,401,905

Cost of revenue:
Monitoring, products and other related services	3,931,578	3,700,426
Depreciation & amortization included in cost of revenue	863,849	488,675
Total cost of revenue	4,795,427	4,189,101

Gross profit	4,800,229	5,212,804

Operating expense:
General & administrative	2,498,359	2,400,735
Selling & marketing	697,872	550,457
Research & development	590,852	307,294
Depreciation & amortization	416,801	531,763
Total operating expense	4,203,884	3,790,249

Operating income	596,345	1,422,555

Other income (expense):
Interest expense, net	(481,560)	(640,022)
Currency exchange rate gain (loss)	(106,278)	818,626
Other income (loss)	-	26
Total other income (expense)	(587,838)	178,630
Income before income taxes	8,507	1,601,185
Income tax expense	313,829	277,691
Net income (loss) attributable to common stockholders	(305,322)	1,323,494
Foreign currency translation adjustments	(22,858)	317,835
Comprehensive income (loss)	$(328,180)	$1,641,329

Net income (loss) per share – basic and diluted
Net income (loss) per common share, basic and diluted	$(0.03)	$0.12
Weighted average common shares outstanding, basic and diluted	11,525,315	11,414,150

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(305,322)	$1,323,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,280,650	1,020,438
Bad debt recovery	(100,286)	(16,986)
Loss on monitoring equipment included in cost of revenue	99,297	110,123
Amortization of debt issuance costs	35,275	-
Amortization of monitoring center assets included in cost of revenue	75,947	-
Foreign currency exchange (gain)/loss	106,278	(818,626)
Change in assets and liabilities:
Accounts receivable, net	688,994	(759,838)
Inventories	-	4,200
Prepaid expense, deposits, deferred tax assets and other assets	(82,817)	(125,864)
Accounts payable	(195,522)	(379,272)
Accrued liabilities	(320,857)	224,333
Net cash provided by operating activities	1,281,637	582,002

Cash flow from investing activities:
Purchase of property and equipment	(35,903)	(81,183)
Capitalized software	(88,607)	(397,402)
Purchase of monitoring equipment and parts	(751,030)	(1,054,807)
Net cash used in investing activities	(875,540)	(1,533,392)

Cash flow from financing activities:
Payment of deferred financing fees	-	(89,286)
Principal payments on long-term debt	(125,356)	-
Employee tax withholdings related to net share settlement of equity-based awards	(3,076)	-
Proceeds from exercise of employee stock options	10,570	-
Net cash used in financing activities	(117,862)	(89,286)

Effect of exchange rate changes on cash	(110,101)	141,019

Net increase (decrease) in cash	178,134	(899,657)
Cash, beginning of period	8,421,162	6,762,099
Cash, end of period	$8,599,296	$5,862,442

Cash paid for interest	$62,323	$2,629
Cash paid for taxes	$236,785	$236,033

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2021, and results of its operations for the three months ended December 31, 2021. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 16, 2021. The results of operations for the three months ended December 31, 2021 may not be indicative of the results for the fiscal year ending September 30, 2022.

As of December 31, 2021 and September 30, 2021, the Company had an accumulated deficit of $299,133,849 and $298,828,527, respectively. The Company had a net loss of $(305,322) and a net income of $1,323,494 for the three months ended December 31, 2021 and 2020, respectively. The Company may incur losses and require additional financial resources. As of December 31, 2021, the Company had $42,864,000 of debt maturing in July 2024 and six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers in Chile totaling $1,306,136 (See Note 19). The Company’s continuation of profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance for accelerated filing companies became effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2023. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2021.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of December 31, 2021 and 2020, there were 15,000 and 685,259 outstanding common share equivalents that were not included in the computation of Basic EPS and Diluted EPS for the three months ended December 31, 2021 and 2020, respectively, as their effect would be anti-dilutive.

At December 31, 2021, 415,511 stock options and warrants had exercise prices that were below the market price of $2.28, and have been included in the basic and diluted earnings per share calculations. At December 31, 2020, all stock option and warrant exercise prices were above the market price of $0.34 and thus have not been included in the basic earnings per share calculation.

The common stock equivalents outstanding as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Exercisable common stock options and warrants	430,511	685,259
Total common stock equivalents	430,511	685,259

(8) REVENUE RECOGNITION

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue. The balance of accounts receivables at December 31, 2021, September 30, 2021 and October 1, 2020 are $6,490,046, $7,163,615 and $5,546,213, respectively. The balances of the deferred revenue at December 31, 2021, September 30, 2021 and October 1, 2020 are $96,790, $22,500 and $146,458, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $7,500 and $48,816 of deferred revenue in the three months ended December 31, 2021 and December 31, 2020, respectively.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,907,260	72%	$6,797,758	72%
Latin America	2,551,722	27%	2,506,412	27%
Other	136,674	1%	97,735	1%
Total	$9,595,656	100%	$9,401,905	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 99% for the three months ended December 31, 2021, and 2020) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia in the three months ended December 31, 2021, and Canada, Mexico and Saudi Arabia in the three months ended December 31, 2020.

(9) PREPAID EXPENSE AND DEPOSITS

As of December 31, 2021, and September 30, 2021, the outstanding balance of prepaid expense and deposits was $1,040,711 and $998,589, respectively. These balances are comprised largely of tax deposits, prepaid bond insurance, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of printed circuit boards and other parts used in the assembly of monitoring equipment and for minor repairs of ReliAlert®, and other tracking devices. Completed and shipped ReliAlert® and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2021 and September 30, 2021, inventory consisted of the following:

	December 31, 2021	September 30, 2021
Finished goods inventory	$647,070	$305,210
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$647,070	$305,210

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair a significant amount of damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 and $91 during the three months ended December 31, 2021 and 2020, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory charges are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Equipment, software and tooling	$1,363,524	$1,332,379
Automobiles	4,757	5,034
Leasehold improvements	1,218,469	1,268,486
Furniture and fixtures	213,181	212,294
Total property and equipment	2,799,931	2,818,193
Accumulated depreciation	(2,601,242)	(2,615,967)
Property and equipment, net of accumulated depreciation	$198,689	$202,226

Property and equipment depreciation expense for the three months ended December 31, 2021 and 2020 was $38,627 and $112,209, respectively.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of December 31, 2021 and September 30, 2021 was as follows:

	December 31, 2021	September 30, 2021
Monitoring equipment	$9,173,861	$9,045,193
Less: Accumulated depreciation	(6,153,405)	(5,977,093)
Monitoring equipment, net of accumulated depreciation	$3,020,456	$3,068,100

Depreciation of monitoring equipment for the three months ended December 31, 2021 and 2020 was $393,781 and $337,560, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended December 31, 2021 and 2020, the Company recorded charges of $99,297 and $110,123, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2021 and September 30, 2021, respectively:

	December 31, 2021	September 30, 2021

Patent & royalty agreements	$21,120,565	$21,120,565
Developed technology	15,017,631	14,919,562
Customer relationships	1,860,000	1,860,000
Trade name	141,503	141,473
Total intangible assets	38,139,699	38,041,600
Accumulated amortization	(18,453,714)	(17,607,457)
Intangible assets, net of accumulated amortization	$19,685,985	$20,434,143

The intangible assets summarized above were purchased or developed on various dates from July 2011 through December 31, 2021. Amortization expense for the three months ended December 31, 2021 and 2020 was $848,242 and $570,669, respectively.

(14) GOODWILL

The following table summarizes the activity of goodwill at December 31, 2021 and September 30, 2021, respectively:

	December 31, 2021	September 30, 2021
Balance - beginning of year	$8,519,998	$8,220,380
Effect of foreign currency translation on goodwill	138,774	299,618
Balance - end of year	$8,658,772	$8,519,998

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2021.

(15) OTHER ASSETS

As of December 31, 2021 and September 30, 2021, respectively, the balance of other assets was $4,131,835 and $4,309,040, respectively. Other assets at December 31, 2021 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company has incurred approximately $1.7 million in costs for two monitoring centers and related equipment at December 31, 2021, and estimates the total to construct and equip the locations will be approximately $2.0 million. The Santiago monitoring center, which was completed in June 2021 cost approximately $1.1 million and began monthly amortization in Monitoring, products and other related services on the Condensed Consolidated Statement of Operations over the life of the new contract in June 2021. Amortization of costs related to the Santiago monitoring center for the three months ended December 31, 2021 were $75,947. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of December 31, 2021 and September 30, 2021.

	December 31, 2021		September 30, 2021
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$174,322	$-	$165,963	$-
Accrued liabilities		142,859	-	162,313
Long-term liabilities		31,463	-	3,650

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Cash paid for noncancelable operating leases included in operating cash flows	$67,276	$75,890
Right of use assets obtained in exchange for operating lease liabilities	$78,458	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2021 are:

Operating Leases
From January 2022 to December 2022	147,554
From January 2023 to December 2023	31,862
From January 2024 to December 2024	57
Undiscounted cash flow	179,473
Less: imputed interest	(5,151)
Total	$174,322

Reconciliation to lease liabilities:
Lease liabilities - current	$142,859
Lease liabilities - long-term	31,463
Total lease liabilities	$174,322

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021 were 1.1 years and 7.0%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Accrued payroll, taxes and employee benefits	$1,481,626	$2,279,454
Deferred revenue	96,790	22,500
Accrued taxes - foreign and domestic	107,861	23,022
Accrued other expense	89,401	236,386
Accrued legal and other professional costs	736,339	738,306
Accrued costs of revenue	282,021	248,963
Right of use liability	142,859	162,313
Deferred financing fees	88,685	180,000
Deferred tax liability	55,894	-
Accrued interest	880,206	459,086
Total accrued liabilities	$3,961,682	$4,350,030

(18) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017 pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors on February 7, 2018 and is still serving on the Board of Directors.

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of December 31, 2021 and September 30, 2021, consisted of the following:

	December 31, 2021	September 30, 2021

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, net of unamortized issuance costs of $300,501, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. The Company paid $581,045 interest on this loan during the year ended September 30, 2021 and intends to make its interest payments every six months going forward.	$42,563,499	$42,533,449

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	59,940	70,176

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $18,701, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	286,556	332,354

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $13,170, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	237,258	279,869

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	132,036	153,984

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $275, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	86,564	101,447

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $25,766, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	445,870	507,071

Total debt obligations	43,811,723	43,978,350
Less: current portion	(502,463)	(526,134)
Long-term debt, less current portion	$43,309,260	$43,452,216

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of December 31, 2021, $42,864,000 of principal and $876,331 of interest was owed to Conrent. The Company paid Conrent the $876,331 interest due on January 5, 2022.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used to comply with the construction of Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears an interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2021:

Twelve months ended December 31:	Total
2022	$502,463
2023	533,390
2024	43,108,267
2025	26,016
Total	44,170,136
Issuance costs	(358,413)
Debt obligations, net of unamortized issuance costs	$43,811,723

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of December 31, 2021, there were no shares of preferred stock outstanding.

No dividends were paid during the three months ended December 31, 2021 or 2020, respectively.

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

As of December 31, 2021, no shares of Series A Preferred were issued and outstanding.

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

As of June 30, 2020, the Board of Directors suspended further awards under the 2012 Plan. The Company recorded expense of $0 and $0 for the three months ended December 31, 2021 and 2020, respectively, related to the vesting of common stock awarded prior to the suspension of the 2012 Plan.

There were 27,218 shares of common stock available for issuance under the 2012 Plan as of December 31, 2021.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. Warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded expense of $0 and $0 for the three months ended December 31, 2021 and 2020, respectively, related to the issuance and vesting of outstanding stock options and warrants. During the three months ended December 31, 2021 and 2020, the Company granted no options or warrants to purchase shares of common stock under the 2012 Plan.

All options and warrants have vested and are exercisable at December 31, 2021 and no future issuances are expected under the 2012 Plan.

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

A summary of stock option (warrant) activity for the three months ended December 31, 2021 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	457,075	$1.74	1.04	$779,977
Granted	-	-
Expired/Cancelled	-	-
Exercised	(26,564)	1.21
Outstanding as of December 31, 2021	430,511	$1.77	0.83	$433,229
Exercisable as of December 31, 2021	430,511	$1.77	0.83	$433,229

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $2.28 at December 31, 2021.

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

For the three months ended December 31, 2021 and 2020, the Company incurred net income (loss) for income tax purposes of $(305,322) and $1,323,494, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The Company was notified on January 6, 2022 that the OADPRS had filed their answer on November 12, 2021. On January 25, 2022, the Company filed its reply, and a ruling is anticipated in approximately 2-3 months. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. In accordance with the terms of the August 26, 2021 order, the Company moved to lift the stay on January 11, 2022, though that motion was denied without prejudice on February 4, 2022. The court ruled that the Company may file a motion to recommence the proceeding after the expiration of thirty days following the Effective Date of the Plan, which is projected to be March 15, 2022.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021 and filed its Answer and Affirmative Defenses on November 12, 2021. On January 11, 2022 the Company issued discovery, and the discovery process remains ongoing. The Company disputes Abed’s claims and will defend the case vigorously. No accrual for a potential loss has been made as we believe the probability of incurring a material loss is remote.

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA. initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile. The Company asserts that it has complied with its contractual obligations and that any delays in so doing were not attributable to the Company. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

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

Operating lease revenue associated with the Company’s monitoring equipment for the three months ended December 31, 2021 and 2020 are shown in the table below:

	Three months ended December 31,
	2021	2020
Monitoring equipment operating revenue	$7,994,457	$7,960,206

Performance Bonds

As of December 31, 2021, Company has two performance bonds in connection with a foreign customer totaling $2,169,380 (“Performance Bonds”), of which $1,518,537 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $650,843 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, which expire as follows: $283,601 on January 18, 2022 and $1,234,937 on July 2, 2024.

In March 2021, the Company placed a $617,483 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond expiring in January 2022 and 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended December 31, 2021 and December 31, 2020 of $32,145 and $18,462, respectively.

(24) SUBSEQUENT EVENTS

On January 5, 2022, the Company made a payment to Conrent of $876,331 for interest due under the Amended Facility (See Note 19).

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no subsequent events other than those noted above that are reasonably likely to impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”, or, this “Report”) contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, the statements contained in this Report that are not purely historical can be considered to be “forward-looking statements”. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes”, “expects”, “intends”, “anticipates”, “should”, “plans”, “estimates”, “projects”, “potential”, and “will” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

Our devices consist principally of the ReliAlert® product line, which is supplemented by the Shadow product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

ReliAlert® and Shadow. Our tracking devices utilize patented technology and are securely attached around an offender’s ankle with a tamper resistant strap that cannot be adjusted or removed without detection, unless by a supervising officer, and which are activated through services provided by our monitoring centers. The ReliAlert® and Shadow units are intelligent devices with integrated computer circuitry, utilizing both GPS and RF, and constructed from case-hardened plastics designed to promptly notify the intervention centers of any attempt made to breach applicable protocols, or to remove or otherwise tamper with the device or optical strap housing. The ReliAlert® platform also incorporates voice communication technology that provides officers with 24/7/365 voice communication with the offenders. Both devices are FCC, CE and PTCRB certified and protected by numerous patents and trademarks.

Monitoring Center Services. Our monitoring center facilities provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, our centers are staffed with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating, and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery back-up and triple redundancy in voice, data, and IP. The Company has established monitoring centers in the U.S. and Chile. In addition, the Company has assisted in the establishment of monitoring centers for customers and local partners in other global locations.

Data Analytics Services. Our IntelliTrack, TrackerPAL® software, IntelliTrack Mobile, TrackerPAL® Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers quick access views of an offender’s travel behavior, mapping, and inference on patterns. Our advanced data analytics service offers a highly complex predictive reporting mechanism that combines modern statistical methods, developed using computer science and used by intelligence agencies that separate noteworthy events from normal events, rank offender cases according to their need for supervision, and relate decision-relevant metrics to benchmarks in real-time.

Other Services. The Company offers smartphone applications specifically designed for the criminal justice market, including a domestic violence app that creates a mobile geo-zone around a survivor and an alcohol monitoring app linked to a police-grade breathalyzer.

Business Strategy

We are committed to helping our customers improve offender rehabilitation and re-socialization outcomes through our innovative hardware, software, and services. We treat our business as a service business. Although we still manufacture patented tracking technology, we see the physical goods as only a small part of the integrated offender monitoring solutions we provide. Accordingly, rather than receiving a payment just for a piece of manufactured equipment, the Company receives a recurring stream of revenue for ongoing device agnostic subscription contracts. As part of our strategy, we continue to expand our device-agnostic platform to not only collect, but also store, analyze, assess and correlate location data for both accountability and auditing reasons, as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. We believe a high-quality customer experience along with knowledgeable salespeople who can convey the value of our products and services greatly enhances our ability to attract and retain customers. Therefore, our strategy also includes building and expanding our own direct sales force and our third-party distribution network to effectively reach more customers and provide them with a world-class sales and post-sales support experience. In addition, we are developing related-service offerings to address adjacent market opportunities in both the public and private sectors. We believe continual investment in research and development (“R&D”), including smartphone applications and other monitoring services is critical to the development and sale of innovative technologies and integrated solutions today and in the future.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 16, 2021. During the three months ended December 31, 2021, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new RFP (Request for Proposal) processes or decisions. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services and at this time, the Company has not experienced unusual payment interruptions from any large customers. As the conditions have improved with respect to COVID-19, both our Chile office and the corporate headquarters in the greater-Chicago area have recently reopened. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Revenue

For the three months ended December 31, 2021, the Company recognized total revenue from operations of $9,595,656 compared to $9,401,905 for the three months ended December 31, 2020, an increase of $193,751 or approximately 2%. The $193,751 increase in total revenue was largely the result of an increase in domestic monitoring revenue and other related services. For the three months ended December 31, 2021, the Company recognized revenue from monitoring and other related services of $9,469,729 compared to $9,271,729 for the three months ended December 31, 2020, an increase of $198,000 or approximately 2%. This growth in monitoring and other related services revenue is more predictable than product sales. Monitoring and other related service revenue, which comprises the substantial majority of total revenue, increased due to growth by clients in Illinois, Canada, Chile and Michigan, partially offset by decreases in revenue in Virginia, Indiana and Mississippi.

Product sales and other revenue for the three months ended December 31, 2021 decreased to $125,927 from $130,176 in the same period in 2020, a decrease of $4,249 or approximately 3%.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2022, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

Cost of Revenue

During the three months ended December 31, 2021, cost of revenue totaled $4,795,427 compared to cost of revenue during the three months ended December 31, 2020 of $4,189,101, an increase of $606,326 or approximately 14%. The increase in cost of revenue was largely the result of higher depreciation and amortization costs of $375,174, higher server costs of $113,982, higher monitoring costs of $99,596 and higher software maintenance costs of $75,489. These increases were partially offset by lower repair costs of $61,657.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2021 and 2020 totaled $863,849 and $488,675, respectively, an increase of $375,174. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to software amortization of our new software monitoring platform and other new software initiatives of $318,953, which began on July 1, 2021, as well as an increase in depreciation expense related to the increased cost of new devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended December 31, 2021, gross profit totaled $4,800,229, resulting in a gross margin of approximately 50%. During the three months ended December 31, 2020, gross profit totaled $5,212,804, resulting in a gross margin of approximately 55%. The decrease in absolute gross profit of $412,575 or approximately 8% is due to increases in certain costs of revenue, including depreciation and amortization, server costs, monitoring costs and software maintenance, partially offset by an increase in revenue and lower repair costs.

General and Administrative Expense

During the three months ended December 31, 2021, general and administrative expense totaled $2,498,359 compared to $2,400,735 for the three months ended December 31, 2020. The increase of $97,624 or approximately 4% in general and administrative expense resulted largely from higher training and recruiting costs of $60,721, higher insurance costs of $34,219, higher legal and professional fees of $30,907, higher payroll and payroll taxes of $26,098 and higher Board of Director expenses of $17,068. These costs were offset by lower bad debt expense of $83,299.

Selling and Marketing Expense

During the three months ended December 31, 2021, selling and marketing expense totaled $697,872 compared to $550,457 for the three months ended December 31, 2020. The increase in expense of $147,415 or approximately 27% is principally the result of higher payroll and taxes of $71,081, higher consulting and outside service expenses of $35,557, higher travel and entertainment cots of $19,051 and higher trade show costs of $15,215.

Research and Development Expense

During the three months ended December 31, 2021, research and development expense totaled $590,852 compared to $307,294 for the three months ended December 31, 2020. The increase in expense of $283,558 or approximately 92% resulted largely from continuous improvements of our existing software, resulting in increased expense of $265,713 after our implementation of our new monitoring software. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $88,607 during the three months ended December 31, 2021, which represents technology projects currently in development compared to the $397,402 which was capitalized in the three months ended December 31, 2020. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended December 31, 2021, depreciation and amortization expense totaled $416,801 compared to $531,763 for the three months ended December 31, 2020, a decrease of $114,962 or approximately 22%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended December 31, 2021, total operating expense decreased to $4,203,884 compared to $3,790,249 for the three months ended December 31, 2020, an increase of $413,635 or approximately 11%. The increase is principally due to the factors disclosed above.

Operating Income

During the three months ended December 31, 2021, operating income was $596,345 compared to $1,422,555 for the three months ended December 31, 2020, a reduction of $826,210 or approximately 58%. This reduction was due to a decrease in gross profit of $412,575, which resulted from higher cost of revenue directly related to the amortization of our new monitoring software platform, and higher server, monitoring and software maintenance costs, partially offset by higher revenue of $193,751. In addition, the Company incurred higher general and administrative, selling and marketing, and research and development costs. These increases were partially offset by lower depreciation and amortization expenses in operating expense.

Other Income (Expense)

For the three months ended December 31, 2021, other income (expense) totaled expense of ($587,838) compared to other income of $178,630 for the three months ended December 31, 2020, an increase in net expense of $766,468. The increase in other expense is largely due to negative currency exchange rate movements of $924,904 compared to the first fiscal quarter of fiscal 2021, partially offset by lower interest expense, net of $158,462. See Note 19.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $305,322 for the three months ended December 31, 2021, compared to a net income attributable to common stockholders of $1,323,494 for the three months ended December 31, 2020, a reduction of $1,628,816. This decline is due to lower operating income, negative currency exchange rate movements, partially offset by lower interest expense.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the United States Small Business Administration pursuant to the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). On December 8, 2020, the Company filed the application for forgiveness with BMO Harris Bank National Association (the “Lender”) and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of that certain facility agreement between the Company and Conrent Invest, S.A. (Conrent"), dated December 30, 2013, as amended on February 24, 2019, and further amended on January 7, 2020 (the "Amended Facility Agreement"), which previously provided for a $30.4 million unsecured debt facility. On November 25, 2020, the investors who owned the securities from Conrent used to finance the facility (the "Noteholders") held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement (the "Amended Facility") which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the aggregate amount due under the Amended Facility and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of December 31, 2021, $42,864,000 of principal and $876,331 of interest was owed to Conrent. The Company paid Conrent the $876,331 interest due on January 5, 2022.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used to comply with the construction of Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears an interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

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

Other than the above-mentioned items, no borrowings or sales of equity securities occurred during the three months ended December 31, 2021 or during the year ended September 30, 2021.

Net Cash Flows from Operating Activities.

During the three months ended December 31, 2021, we had cash flows from operating activities of $1,281,637, compared to cash flows from operating activities of $582,002 for the three months ended December 31, 2020, representing a $699,635 increase or approximately 120%. The increase in cash from operations was largely the result of a decline in accounts receivable, a decrease in accounts payable and accrued liabilities, partially offset by lower operating income.

Net Cash Flows from Investing Activities.

The Company used $875,540 of cash from investing activities during the three months ended December 31, 2021, compared to $1,533,392 of cash used for investing activities during the three months ended December 31, 2020. Cash used for investing activities was used for purchases of monitoring and other equipment to meet customer demand and enhancements of certain software during the three months ended December 31, 2021. Purchases of monitoring equipment and parts decreased $303,777, compared to the prior period, largely due to the current global semiconductor shortage and a decrease in capitalized software of $308,795 as the Company completed its new software platform in the third fiscal quarter of 2021.

Net Cash Flows from Financing Activities.

The Company used $117,862 of cash from financing activities during the three months ended December 31, 2021, which was largely the result of loan principal payments of $125,356. The Company used $89,286 of cash for financing activities during the three months ended December 31, 2020, which was the payment of financing fee costs.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2021, the Company had unrestricted cash of $8,599,296 compared to unrestricted cash of $8,421,162 as of September 30, 2021. As of December 31, 2021, we had a working capital of $9,693,530, compared to a working capital of $9,190,430 as of September 30, 2021. This increase in working capital of $503,100 is principally due to cash provided by operating activities, partially offset by the purchase of monitoring equipment and parts.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed the Amended Facility which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On June 28, 2021, the Company restarted interest payments to Conrent which will be made semi-annually going forward. See Note 19 to the Consolidated Financial Statements.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $2.0 million though six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025, and the principal repayments on these six notes have all commenced. See Note 19 to the Consolidated Financial Statements.

The Company believes it will be able to continue to fund future operations using cash on hand and through operational cash flows.

Inflation

We do not believe that inflation has had a material impact on our operations or profitability over the last few years; however, the rise in inflation recently has adversely impacted both the Company’s cost of labor and materials.

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

Foreign Currency Risks

We had $1,530,147 and $1,460,567 in foreign currency revenue from sources outside of the United States for the three months ended December 31, 2021 and 2020, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange (loss) gain of $(106,278) and $818,626 in the three months ended December 31, 2021 and 2020, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by COVID-19 and government policies issued as a result of COVID-19. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2021.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The Company was notified on January 6, 2022 that the OADPRS had filed their answer on November 12, 2021. On January 25, 2022, the Company filed its reply, and a ruling is anticipated in approximately 2-3 months. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. In accordance with the terms of the August 26, 2021 order, the Company moved to lift the stay on January 11, 2022, though that motion was denied without prejudice on February 4, 2022. The court ruled that the Company may file a motion to recommence the proceeding after the expiration of thirty days following the Effective Date of the Plan, which is projected to be March 15, 2022.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California in Case No. 21 STCV 21345, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021 and filed its Answer and Affirmative Defenses on November 12, 2021. On January 11, 2022 the Company issued discovery, and the discovery process remains ongoing. The Company disputes Abed’s claims and will defend the case vigorously. No accrual for a potential loss has been made as we believe the probability of incurring a material loss is remote.

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA. initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile. The Company asserts that it has complied with its contractual obligations and that any delays in so doing were not attributable to the Company. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2021, filed on December 16, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1	Employment Agreement by and Between Track Group Inc. and Matthew Swando dated December 6, 2016.
10.2	Amendment No. 1 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated April 23, 2018.
10.3	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated January 15, 2022.
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: February 10, 2022	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: February 10, 2022	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)