Form 10-Q
period 2022-03-31
Track Group, Inc.
filed 2022-05-13
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2022 was 11,578,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2022	September 30, 2021
Assets
Current assets:
Cash	$7,118,168	$8,421,162
Accounts receivable, net of allowance for doubtful accounts of $137,602 and $91,262, respectively	6,320,661	7,163,615
Prepaid expense and deposits	1,108,905	998,589
Inventory, net of reserves of $0 and $0, respectively	654,280	305,210
Total current assets	15,202,014	16,888,576
Property and equipment, net of accumulated depreciation of $2,712,641 and $2,615,967, respectively	180,170	202,226
Monitoring equipment, net of accumulated depreciation of $6,349,392 and $5,977,093, respectively	3,864,536	3,068,100
Intangible assets, net of accumulated amortization of $19,320,341 and $17,607,457, respectively	19,200,360	20,434,143
Goodwill	8,590,773	8,519,998
Deferred tax asset	-	101,159
Other assets	4,305,681	4,309,040
Total assets	$51,343,534	$53,523,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,705,442	$2,821,982
Accrued liabilities	3,280,713	4,350,030
Current portion of long-term debt	548,537	526,134
Total current liabilities	5,534,692	7,698,146
Long-term debt, net of current portion	43,265,114	43,452,216
Long-term liabilities	22,858	3,650
Total liabilities	48,822,664	51,154,012

Commitments and contingencies (Notes 16 and 23)

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,541,452 and 11,524,978 shares outstanding, respectively	1,154	1,152
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,258,446	302,250,954
Accumulated deficit	(298,681,608)	(298,828,527)
Accumulated other comprehensive loss	(1,057,122)	(1,054,349)
Total equity	2,520,870	2,369,230
Total liabilities and stockholders’ equity	$51,343,534	$53,523,242

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue:
Monitoring and other related services	$8,842,486	$9,742,290	$18,312,215	$19,014,019
Product sales and other	641,633	119,540	767,560	249,716
Total revenue	9,484,119	9,861,830	19,079,775	19,263,735

Cost of revenue:
Monitoring, products and other related services	4,152,219	3,901,824	8,083,797	7,602,250
Depreciation and amortization included in cost of revenue	792,915	525,022	1,656,764	1,013,697
Total cost of revenue	4,945,134	4,426,846	9,740,561	8,615,947

Gross profit	4,538,985	5,434,984	9,339,214	10,647,788

Operating expense:
General & administrative	2,770,657	2,313,836	5,269,016	4,714,571
Selling & marketing	720,709	614,409	1,418,581	1,164,866
Research & development	625,477	334,569	1,216,329	641,863
Depreciation & amortization	414,771	510,067	831,572	1,041,830
Total operating expense	4,531,614	3,772,881	8,735,498	7,563,130

Operating income	7,371	1,662,103	603,716	3,084,658

Other income (expense):
Interest expense, net	(458,176)	(565,522)	(939,736)	(1,205,544)
Currency exchange rate gain	396,369	124,216	290,091	942,842
Other income, net	633,471	1,000,756	633,471	1,000,782
Total other income (expense)	571,664	559,450	(16,174)	738,080
Income before income tax	579,035	2,221,553	587,542	3,822,738
Income tax expense	126,794	37,322	440,623	315,013
Net income attributable to common shareholders	452,241	2,184,231	146,919	3,507,725
Foreign currency translation adjustments	20,085	(265,347)	(2,773)	52,489
Comprehensive income	$472,326	$1,918,884	$144,146	$3,560,214

Net income per share – basic:
Net income per share	$0.04	$0.19	$0.01	$0.31
Weighted average shares outstanding	11,541,452	11,435,291	11,533,296	11,424,605

Net income per share – diluted:
Net income per share	$0.04	$0.18	$0.01	$0.29
Weighted average shares outstanding	11,955,969	12,056,918	11,961,407	12,072,079

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

Foreign currency translation adjustments	-	-	-	-	20,085	20,085
Net income	-	-	-	452,241	-	452,241
Balance March 31, 2022	11,541,452	$1,154	$302,258,446	$(298,681,608)	$(1,057,122)	$2,520,870

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

Foreign currency translation adjustments	-	-	-	-	(265,347)	(265,347)
Issuance of Common Stock for options/warrants exercised	39,640	4	(4)	-	-	-
Net income	-	-	-	2,184,231	-	2,184,231
Balance March 31, 2021	11,453,790	$1,145	$302,270,238	$(298,763,208)	$(868,585)	$2,639,590

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows provided by operating activities:
Net income	$146,919	$3,507,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,488,336	2,055,527
Bad debt recovery	(11,506)	(6,257)
Loss on monitoring equipment included in cost of revenue	185,484	219,629
Amortization of debt issuance costs	70,742	4,922
Amortization of monitoring center assets included in cost of revenue	224,191	-
Income on extinguishment of debt	-	(1,000,756)
Income on forgiveness of accrued vendor expenses	(633,471)	-
Foreign currency exchange gain	(290,091)	(942,842)
Change in assets and liabilities:
Accounts receivable, net	746,130	(1,125,860)
Inventories	109,934	4,200
Prepaid expense, deposits, deferred tax assets and other assets	(173,884)	(2,353,455)
Accounts payable	(1,117,465)	(498,947)
Accrued liabilities	(481,969)	985,199
Net cash provided by operating activities	1,263,350	849,085

Cash flow used in investing activities:
Purchase of property and equipment	(52,970)	(94,307)
Capitalized software	(310,525)	(897,681)
Purchase of monitoring equipment and parts	(1,995,641)	(1,661,469)
Net cash used in investing activities	(2,359,136)	(2,653,457)

Cash flow provided by/(used in) financing activities:
Payment of deferred financing fees	-	(271,084)
Principal payments on long-term debt	(256,636)	(48,462)
Tax withholdings related to net share settlement of equity-based awards	(3,076)	-
Proceeds from exercise of stock options	10,570	-
Proceeds from notes payable	-	1,943,213
Net cash provided by/(used in) financing activities	(249,142)	1,623,667

Effect of exchange rate changes on cash	41,934	98,133

Net decrease in cash	(1,302,994)	(82,572)
Cash, beginning of period	8,421,162	6,762,099
Cash, end of period	$7,118,168	$6,679,527

Cash paid for interest	$952,708	$40,490
Cash paid for taxes	$320,545	$555,372

Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 19)	$-	$12,531,556

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2022, and results of its operations for the three and six months ended March 31, 2022. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 16, 2021. The results of operations for the three and six months ended March 31, 2022 may not be indicative of the results for the fiscal year ending September 30, 2022.

As of March 31, 2022 and September 30, 2021, the Company had an accumulated deficit of $298,681,608 and $298,828,527, respectively. The Company had a net income of $146,919 and $3,507,725 for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $42,864,000 of debt maturing in July 2024 and six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers in Chile totaling $1,276,628 (See Note 19). The Company’s continuation of profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its largest debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2022.

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

Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants. As of March 31, 2022 and 2021, there were 15,000 outstanding common share equivalents that were not included in the computation of Basic EPS and Diluted EPS for the six months ended March 31, 2022 and 2021, respectively, as their effect would be anti-dilutive.

At March 31, 2022, 394,373 stock options and warrants had exercise prices that were below the market price of $1.50, and have been included in the basic and diluted earnings per share calculations. At March 31, 2021, 574,387 stock options and warrants had exercise prices that were below the market price of $1.60, and have been included in the basic and diluted earnings per share calculations.

The common stock equivalents outstanding as of March 31, 2022 and 2021 consisted of the following:

	March 31,	March 31,
	2022	2021
Exercisable common stock options and warrants	409,373	589,387
Total common stock equivalents	409,373	589,387

(8) REVENUE RECOGNITION

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and lease devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Sales of devices and leased GPS devices are required to use the Company’s monitoring service and both the GPS leased devices and monitoring services are accounted for as a single performance obligation. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue. The balance of accounts receivables at March 31, 2022, September 30, 2021 and October 1, 2020 are $6,320,661, $7,163,615 and $5,546,213, respectively. The balances of the deferred revenue at March 31, 2022, September 30, 2021 and October 1, 2020 are $24,913, $22,500 and $147,921, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $92,015 and $99,515, respectively, of deferred revenue in the three and six months ended March 31, 2022 and $43,119 and $91,935, respectively, of deferred revenue in the three and six months ended March 31, 2021.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	6,545,066	69%	$7,399,434	75%
Latin America	2,275,193	24%	2,365,906	24%
Other	663,860	7%	96,490	1%
Total	$9,484,119	100%	$9,861,830	100%

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	13,452,326	71%	$14,197,191	74%
Latin America	4,826,915	25%	4,872,319	25%
Other	800,534	4%	194,225	1%
Total	$19,079,775	100%	$19,263,735	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 93% and 96% for the three and six months ended March 31, 2022, respectively and approximately 99% for the three and six months ended March 31, 2021, respectively) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico and the U.S. Virgin Islands in the six months ended March 31, 2022 and includes Bahamas, Chile, Puerto Rico, Mexico and the U.S. Virgin Islands in the six months ended March 31, 2021. Other includes Canada and Saudi Arabia in the six months ended March 31, 2022, and 2021.

(9) PREPAID EXPENSE AND DEPOSITS

As of March 31, 2022, and September 30, 2021, the outstanding balance of prepaid expense and deposits was $1,108,905 and $998,589, respectively. These balances are comprised largely of tax deposits, prepaid bond insurance, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of printed circuit boards and other parts used in the assembly of monitoring equipment and for minor repairs of ReliAlert®, and other tracking devices. Completed and shipped ReliAlert® and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2022 and September 30, 2021, inventory consisted of the following:

	March 31, 2022	September 30, 2021
Finished goods inventory	$654,280	$305,210
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$654,280	$305,210

The Company uses a third-party fulfillment service provider that assembles all of the new products and repairs the majority of damaged inventory or monitoring equipment shipped directly from suppliers and customers. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 and $11,103 during both the three months and six months ended March 31, 2022 and 2021, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory charges are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Equipment, software and tooling	$1,385,973	$1,332,379
Automobiles	5,138	5,034
Leasehold improvements	1,287,507	1,268,486
Furniture and fixtures	214,193	212,294
Total property and equipment	2,892,811	2,818,193
Accumulated depreciation	(2,712,641)	(2,615,967)
Property and equipment, net of accumulated depreciation	$180,170	$202,226

Property and equipment depreciation expense for the three months ended March 31, 2022 and 2021 was $36,603 and $112,256, respectively. Property and equipment depreciation expense for the six months ended March 31, 2022 and 2021 was $75,230 and $224,465, respectively.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of March 31, 2022 and September 30, 2021 was as follows:

	March 31, 2022	September 30, 2021
Monitoring equipment	$10,213,928	$9,045,193
Less: Accumulated depreciation	(6,349,392)	(5,977,093)
Monitoring equipment, net of accumulated depreciation	$3,864,536	$3,068,100

Depreciation of monitoring equipment for the three months ended March 31, 2022 and 2021 was $324,628 and $372,784, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2022 and 2021 was $718,409 and $710,344, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended March 31, 2022 and 2021, the Company recorded charges of $86,187 and $109,506, respectively, for devices that were lost, stolen or damaged. During the six months ended March 31, 2022 and March 31, 2021, the Company recorded charges of $185,484 and $219,629, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2022 and September 30, 2021, respectively:

	March 31, 2022	September 30, 2021

Patent & royalty agreements	$21,120,565	$21,120,565
Developed technology	15,398,149	14,919,562
Customer relationships	1,860,000	1,860,000
Trade name	141,987	141,473
Total intangible assets	38,520,701	38,041,600
Accumulated amortization	(19,320,341)	(17,607,457)
Intangible assets, net of accumulated amortization	$19,200,360	$20,434,143

The intangible assets summarized above were purchased or developed on various dates from July 2011 through March 31, 2022. Amortization expense for the three months ended March 31, 2022 and 2021 was $846,455 and $550,050, respectively. Amortization expense for the six months ended March 31, 2022 and 2021 was $1,694,697 and $1,120,719, respectively.

(14) GOODWILL

The following table summarizes the activity of goodwill at March 31, 2022 and September 30, 2021, respectively:

	March 31, 2022	September 30, 2021
Balance - beginning of year	$8,519,998	$8,220,380
Effect of foreign currency translation on goodwill	70,775	299,618
Balance - end of year	$8,590,773	$8,519,998

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2022.

(15) OTHER ASSETS

As of March 31, 2022 and September 30, 2021, respectively, the balance of other assets was $4,305,681 and $4,309,040, respectively. Other assets at March 31, 2022 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company incurred approximately $1.9 million in costs for the two completed monitoring centers and related equipment as of March 31, 2022. The Santiago monitoring center was completed in June 2021 and the Puerto Montt monitoring center was completed in January 2022 and monthly amortization began in the month of completion for each monitoring center. Amortization of the monitoring centers are recorded in Monitoring, products and other related services on the Condensed Consolidated Statement of Operations over the life of the new contract. Amortization of costs related to the monitoring centers for the three and six months ended March 31, 2022, were approximately $0.1 million and $0.2 million, respectively. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of March 31, 2022 and September 30, 2021.

	March 31, 2022		September 30, 2021
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$130,812	$-	$165,963	$-
Accrued liabilities	-	107,954	-	162,313
Long-term liabilities	-	22,858	-	3,650

The following table summarizes the supplemental cash flow information for the six months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Cash paid for noncancelable operating leases included in operating cash flows	$135,146	$152,856
Right of use assets obtained in exchange for operating lease liabilities:	$78,458	$-

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2022 are:

Operating Leases
From April 1, 2022 to March 31, 2023	110,716
From April 1, 2023 to March 31, 2024	23,017
From April 1, 2024 to March 31, 2025	53
Undiscounted cash flow	133,786
Less: imputed interest	(2,974)
Total	$130,812

Reconciliation to lease liabilities:
Lease liabilities - current	$107,954
Lease liabilities - long-term	22,858
Total lease liabilities	$130,812

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2022 were 0.95 years and 6.6%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Accrued payroll, taxes and employee benefits	$1,549,977	$2,279,454
Deferred revenue	24,913	22,500
Accrued taxes - foreign and domestic	194,792	23,022
Accrued other expense	163,205	236,386
Accrued legal and other professional costs	130,430	738,306
Accrued costs of revenue	466,590	248,963
Right of use liability	107,954	162,313
Deferred financing fees	88,685	180,000
Deferred tax liability	104,173	-
Accrued interest	449,994	459,086
Total accrued liabilities	$3,280,713	$4,350,030

(18) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors on February 7, 2018 and is still serving on the Board of Directors in his current capacity as a senior executive at ADS.

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2022 and September 30, 2021, consisted of the following:

	March 31, 2022	September 30, 2021

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, net of unamortized issuance costs of $270,451, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. The Company paid $876,331 interest on this loan on January 5, 2022 and intends to make its interest payments every six months going forward.	$42,593,549	$42,533,449

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	57,733	70,176

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $18,110, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	279,305	332,354

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $12,519, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	226,536	279,869

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	127,796	153,984

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $264, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	83,375	101,447

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $25,633, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	445,357	507,071

Total debt obligations	43,813,651	43,978,350
Less: current portion	(548,537)	(526,134)
Long-term debt, less current portion	$43,265,114	$43,452,216

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of March 31, 2022, $42,864,000 of principal and approximately $0.4 million of interest was owed to Conrent.

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

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and computer equipment for Gendarmeria branch offices. The loan bears interest at a rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears interest at a rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

All the notes payable listed above are unsecured.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2022:

Twelve months ended March 31:	Total
2023	$548,537
2024	551,278
2025	43,040,813
Total	44,140,628
Issuance costs	(326,977)
Debt obligations, net of unamortized issuance costs	$43,813,651

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of common stock, $0.0001 par value per share, and up to 20,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock, and to create one or more series of preferred stock. As of March 31, 2022, there were no shares of preferred stock outstanding.

No dividends were paid during the six months ended March 31, 2022 or 2021.

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

As of March 31, 2022, no shares of Series A Preferred were issued and outstanding.

(21) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares are authorized for issuance pursuant to awards granted under the 2022 Plan.

The 2022 Plan supersedes and replaces the Company’s 2012 Equity Compensation Plan (the “2012 Plan”). As of June 30, 2020, the Board of Directors suspended further awards under the 2012 Plan. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan. There were 27,218 shares of common stock available under the 2012 Plan as of March 31, 2022. The Company recorded expense of $0 for both the three and six months ended March 31, 2022 and 2021 related to the vesting of common stock awarded, prior to the suspension of the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded expense of $0 for the three months ended March 31, 2022 and 2021, respectively, related to the issuance and vesting of outstanding stock options and warrants. During the six months ended March 31, 2022 and 2021, the Company granted no options or warrants to purchase shares of common stock under the 2012 Plan. All options and warrants outstanding under the 2012 Plan have vested and are exercisable as of March 31, 2022.

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

A summary of stock option (warrant) activity for the six months ended March 31, 2022 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	457,075	$1.74	1.04	$779,977
Granted	-	-
Expired/Cancelled	(21,138)	1.19
Exercised	(26,564)	1.21
Outstanding as of March 31, 2022	409,373	1.81	0.62	$102,537
Exercisable as of March 31, 2022	409,373	1.81	0.62	$102,537

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $1.50 at March 31, 2022.

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

For the six months ended March 31, 2022 and 2021, the Company incurred net income for income tax purposes of $146,919 and $3,507,725, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The Company was notified on January 6, 2022 that the OADPRS had filed their answer on November 12, 2021. On January 25, 2022, the Company filed its reply, and is awaiting the Court’s ruling. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. In accordance with the terms of the August 26, 2021 order, the Company moved to lift the stay on January 11, 2022, though that motion was denied without prejudice on February 4, 2022. The case remains stayed at the present time with a hearing on the status of the stay set for May 18, 2022.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company is currently negotiating with the plaintiff to settle the dispute, and an arbitration previously scheduled for April 2022 was postponed and new arbitration dates have been tentatively scheduled from October 24, 2022 through October 28, 2022. Although the Company is currently engaged in settlement negotiations, no assurances can be given that we will be successful.  In the event the Company is not successful, we intend to vigorously defend the allegations, and remain confident that the terms of the earn-out milestone were not met by the petitioner.

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

Operating lease revenue associated with the Company’s monitoring equipment for the three and six months ended March 31, 2022 and 2021 are shown in the table below:

	Three months ended March 31,
	2022	2021
Monitoring equipment operating revenue	$7,457,025	$8,430,108

	Six months ended March 31,
	2022	2021
Monitoring equipment operating revenue	$15,451,482	$16,390,314

Performance Bonds

As of March 31, 2022, Company has two performance bonds in connection with a foreign customer totaling $2,343,243 (“Performance Bonds”), of which $1,640,239 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $703,004 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, of which $306,330 expires on January 18, 2023 and $1,333,909 expires on July 2, 2024.

In March 2021, the Company placed a $666,970 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond which will expire in January 2023 and 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended March 31, 2022 and March 31, 2021 of $16,248 and $18,867, respectively. The Company recorded interest expense for the six months ended March 31, 2022 and March 31, 2021 of $33,416 and $37,329, respectively.

(24) SUBSEQUENT EVENTS

At the Company’s annual meeting of stockholders on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan, previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares are authorized for issuance pursuant to awards granted under the 2022 Plan.

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

General

Our business is based on the leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S. and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (“PaaS”) business model. Currently, the Company deploys offender-based management services that combine patented GPS tracking technologies, full-time 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. The Company offers customizable tracking solutions that leverage real-time tracking data, best-practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Our devices consist principally of the ReliAlert® product line, which is supplemented by the Shadow product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

ReliAlert®XC 4 - ReliAlert®XC4 is our flagship GPS device, which is the safest and most reliable monitoring device ever made. It is the only one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capability, increased battery life and sleep mode.

ReliAlert®-XC 3 - Advanced features enable agencies to effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory, and durability enhancements.

Shadow - Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers.

Monitoring Center Services. Our monitoring centers provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, are staffed with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery backup and triple redundancy in voice, data, and IP. We have assisted in the establishment of monitoring centers for customers and local partners in the United States, Chile and other global locations.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 16, 2021. During the six months ended March 31, 2022, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing certain sales opportunities as some government agencies delay new RFP (Request for Proposal) processes or decisions. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services and at this time, the Company has not experienced unusual payment interruptions from any large customers. As the conditions have improved with respect to COVID-19, both our Chile office and the corporate headquarters in the greater-Chicago area have recently reopened. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

For the three months ended March 31, 2022, the Company recognized total revenue from operations of $9,484,119 compared to $9,861,830 for the three months ended March 31, 2021, a decrease of $377,711 or approximately 4%. The $377,711 decrease in total revenue was largely the result of a decrease in domestic monitoring revenue and other related services, partially offset by an increase in product sales. The decrease in monitoring and other related services revenue was principally the result of a decrease of our North American monitoring operations driven by clients in Illinois, Bahamas, Virginia, and Indiana, partially offset by increases in revenue in Canada, Puerto Rico and Chile.

Product sales and other revenue for the three months ended March 31, 2022 increased to $641,633 from $119,540 in the same period in 2021, an increase of $522,093 or approximately 437%. The Company had product sales to a foreign customer of $520,303 in the three months ended March 31, 2022 compared to $0 in the same period in fiscal year 2021.

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

Cost of Revenue

During the three months ended March 31, 2022, cost of revenue totaled $4,945,134 compared to cost of revenue during the three months ended March 31, 2021 of $4,426,846, an increase of $518,288 or approximately 12%. The increase in cost of revenue was largely the result of higher depreciation and amortization costs of $267,893, higher server costs of $125,206, higher product sale costs of $109,934, higher hardware costs of $95,603 and higher communication costs of $69,440. These increases were partially offset by lower monitoring center costs of $117,016 and lower commission costs of $53,722.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2022 and 2021 totaled $792,915 and $525,022, respectively, an increase of $267,893. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to the amortization of our new software monitoring platform and other new software initiatives of $316,062, which began on July 1, 2021, partially offset by a decrease in depreciation expense related to fully depreciated devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended March 31, 2022, gross profit totaled $4,538,985, resulting in a gross margin of approximately 48%. During the three months ended March 31, 2021, gross profit totaled $5,434,984, resulting in a gross margin of approximately 55%. The decrease in absolute gross profit of $895,999 or approximately 16% is due to lower revenue and increases in certain costs of revenue, including depreciation and amortization, server costs, product sale costs, hardware costs and communication costs, partially offset by lower monitoring costs and commission costs.

General and Administrative Expense

During the three months ended March 31, 2022, general and administrative expense totaled $2,770,657 compared to $2,313,836 for the three months ended March 31, 2021. The increase of $456,821 or approximately 20% in general and administrative expense resulted largely from higher legal and professional fees of $245,451, higher bad debt expense of $78,050, higher fees and license costs of $64,425, higher consulting costs of $52,698 and higher insurance costs of $29,173. These costs were offset by lower payroll and related taxes of $53,710 and lower training and recruiting of $32,160.

Selling and Marketing Expense

During the three months ended March 31, 2022, selling and marketing expense totaled $720,709 compared to $614,409 for the three months ended March 31, 2021. The increase in expense of $106,300 or approximately 17% is principally the result of higher consulting and outside service expenses of $37,342. higher payroll and taxes of $36,149 and higher travel and entertainment cots of $11,808.

Research and Development Expense

During the three months ended March 31, 2022, research and development expense totaled $625,477 compared to $334,569 for the three months ended March 31, 2021. The increase in expense of $290,908 or approximately 87% resulted largely from continuous improvements of our existing software, resulting in increased payroll and related tax expense of $274,512 after the implementation and subsequent amortization of our new monitoring software. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $221,918 during the three months ended March 31, 2022, which represents technology projects currently in development compared to the $500,279 which was capitalized in the three months ended March 31, 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended March 31, 2022, depreciation and amortization expense totaled $414,771 compared to $510,067 for the three months ended March 31, 2021, a decrease of $95,296 or approximately 19%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended March 31, 2022, total operating expense increased to $4,531,614 compared to $3,772,881 for the three months ended March 31, 2021, an increase of $758,733 or approximately 20%. The increase is principally due to the factors disclosed above.

Operating Income

During the three months ended March 31, 2022, operating income was $7,371 compared to $1,662,103 for the three months ended March 31, 2021, a reduction of $1,654,732 or over 99%. This reduction was due to a decrease in gross profit of $895,999, which resulted from lower revenue and higher cost of revenue directly related to the amortization of our new monitoring software platform, higher server costs, higher product sale costs, higher hardware costs and higher communication costs. These increases were partially offset by lower monitoring center costs and lower commission. In addition, the Company incurred higher general and administrative, selling and marketing, and research and development costs. These increases were partially offset by lower depreciation and amortization expenses in operating expense.

Other Income (Expense)

For the three months ended March 31, 2022, other income (expense) totaled income of $571,664 compared to income of $559,450 for the three months ended March 31, 2021, an increase in net other income of $12,214. The increase in other income for the three months ended March 31, 2022 is largely due to a vendor forgiving $633,471 of accrued expenses, positive currency exchange rate movements of $272,153 compared to the second fiscal quarter of fiscal 2021, and lower interest expense, net of $107,346 compared to the second fiscal quarter of 2021. These improvements were offset by a gain on the forgiveness of loans in the three months ended March 31, 2021, of $1,000,756. See Note 19.

Net Income Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $452,241 for the three months ended March 31, 2022, compared to $2,184,231 for the three months ended March 31, 2021, a reduction of $1,731,990. This decline is largely due to lower operating income and higher income taxes.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Revenue

For the six months ended March 31, 2022, the Company recognized revenue from operations of $19,079,775, compared to $19,263,735 for the six months ended March 31, 2021, a decrease of $183,960 or approximately 1%. Of this revenue, $18,312,215 and $19,014,019, respectively, are from monitoring and other related services, a decrease of $701,804 or approximately 4%. The decrease in revenue was principally the result of a decrease of our North American monitoring operations driven by clients in Virginia, Bahamas, Indiana, Illinois and Washington DC, partially offset by increases of our customers in Canada, Chile, Puerto Rico and Georgia.

Other revenue for the six months ended March 31, 2022 increased to $767,560 from $249,716 in the same period in 2021 largely due to product sales to a foreign customer.

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

Cost of Revenue

During the six months ended March 31, 2022, cost of revenue totaled $9,740,561 compared to cost of revenue during the six months ended March 31, 2021 of $8,615,947, an increase of $1,124,614 or approximately 13%. The increase in cost of revenue was largely the result of higher depreciation and amortization costs of $643,067, higher server costs of $239,187, higher software maintenance costs of $116,680, higher product sales costs of $105,734, higher hardware purchases of $59,346 and higher communication costs of $59,298, partially offset by lower repair costs of $75,402, and lower lost, stolen and damaged costs of $34,145. The higher depreciation and amortization costs are largely due to the amortization of our new monitoring software which began in July 2021.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2022 and 2021 totaled $1,656,764 and $1,013,697, respectively. The increase in depreciation and amortization costs of $643,067 is largely due to the amortization of our new software monitoring platform and other new software initiatives of $633,706, which began on July 1, 2021 and a minimal increase in depreciation expense related to devices. Devices are depreciated over a one to five-year useful life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these equipment and software lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the six months ended March 31, 2022, gross profit totaled $9,339,214, resulting in a gross margin of approximately 49%, compared to $10,647,788, or a gross margin of approximately 55% during the six months ended March 31, 2021. The decrease in absolute gross profit of $1,308,574, or approximately 12%, is due to a decrease in revenue of $183,960 and increases in certain costs of revenue, including higher depreciation and amortization costs of $643,067, higher server costs, higher software maintenance costs, higher product sales costs, higher hardware purchases and higher communication costs, partially offset by lower repair costs and lower lost, stolen and damaged costs.

General and Administrative Expense

During the six months ended March 31, 2022, general and administrative expense totaled $5,269,016 compared to $4,714,571 for the six months ended March 31, 2021. The increase of $554,445 or approximately 12% in general and administrative costs resulted largely from higher legal and professional fees of $277,193, higher consulting costs of $62,667, higher insurance costs of $63,392, higher fees and licenses of $59,068, higher travel and entertainment costs of $32,986 and higher training and recruiting costs of $28,561. These costs were partially offset by lower payroll and taxes of $27,612.

Selling and Marketing Expense

During the six months ended March 31, 2022, selling and marketing expense totaled $1,418,581 compared to $1,164,866 for the six months ended March 31, 2021. This increase of $253,715, or approximately 22%, resulted largely from higher payroll and related taxes of $107,230, higher consulting and outside service costs of $72,900, higher travel and entertainment costs of $30,859 and trade show costs of $17,521.

Research and Development Expense

During the six months ended March 31, 2022, research and development expense totaled $1,216,329 compared to research and development expense for the six months ended March 31, 2021 totaling $641,863, an increase of $574,466, or approximately 89% resulted largely from continuous improvements of our existing software, resulting in increased payroll and related tax expense of $540,225 after our implementation and subsequent commencement of amortization of our new monitoring software and higher travel and entertainment of $18,922. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $310,525 during the six months ended March 31, 2022, which represents technology projects currently in development compared to the $897,681 which was capitalized in the six months ended March 31, 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the six months ended March 31, 2022, depreciation and amortization expense totaled $831,572, compared to $1,041,830 for the six months ended March 31, 2021. This decrease of $210,258, or approximately 20%, was largely due to fully depreciated assets.

Total Operating Expense

During the six months ended March 31, 2022, total operating expense increased to $8,735,498 compared to $7,563,130 for the six months ended March 31, 2021, an increase of $1,172,368, or approximately 16%. The increase was largely due to higher general and administrative expense of $554,445, higher selling and marketing expense of $253,715 and higher research and development costs of $574,466 as disclosed above. These costs were partially offset by lower depreciation and amortization of $210,258.

Operating Income

During the six months ended March 31, 2022, operating income was $603,716 compared to $3,084,658 for the six months ended March 31, 2021, a reduction of $2,480,942, or approximately 80%. This decline was due to a reduction in gross profit of $1,308,574, and an increase in operating expense of $1,172,368.

Other Income and Expense

For the six months ended March 31, 2022, other income totaled other expense of ($16,174) compared to other income of $738,080 for the six months ended March 31, 2021. The increase in other expense of $754,254 in net other expense was a result of negative currency exchange rate movements of $652,751 and a decrease in other income, net of $367,311, partially offset by a reduction in interest expense of $265,808. Other income, net largely represents $633,471 of accrued expenses recently forgiven by a vendor and a gain on forgiveness of loans of $1,000,756 in the six months ended March 31, 2021.

Net income Attributable to Common Shareholders

The Company had net income from continuing operations for the six months ended March 31, 2022 totaling $146,919 compared to a net income of $3,507,725 for the six months ended March 31, 2021, representing a decline of $3,360,806 or approximately 96%.

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

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of that certain facility agreement between the Company and Conrent Invest, S.A. (Conrent"), dated December 30, 2013, as amended on February 24, 2019, and further amended on January 7, 2020 (the "Amended Facility Agreement"), which previously provided for a $30.4 million unsecured debt facility. On November 25, 2020, the investors who owned the securities from Conrent used to finance the facility (the "Noteholders") held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement (the "Amended Facility") which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the aggregate amount due under the Amended Facility and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of March 31, 2022, $42,864,000 of principal and $0.4 million of interest was owed to Conrent. The Company paid Conrent the $876,331 interest due on January 5, 2022.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears interest at a rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and remodeling a temporary monitoring center. The loan bears interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago, Chile and computer equipment for Gendarmeria branch offices. The loan bears interest at a rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan provided was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears interest at a rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan proceeds were used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

Management will continue to seek other sources of capital, refinancing options, prepayment of debt at a discount and potentially other transactions including the exchange of some debt for an equity related security to reduce its total debt and assist in meeting all of its future obligations. While management believes it will be successful in completing one or more of these alternatives prior to the maturity of the Amended Facility Agreement in July 2024, no assurances can be given.

Other than the above-mentioned items, no borrowings or sales of equity securities occurred during the six months ended March 31, 2022 or during the year ended September 30, 2021.

Net Cash Flows provided by Operating Activities.

During the six months ended March 31, 2022, we had cash flows from operating activities of $1,263,350, compared to cash flows from operating activities of $849,085 for the six months ended March 31, 2021, representing a $414,265 increase, or approximately 49%. The increase in cash from operations of $414,265 was largely the result of lower use of cash related to performance bonds and monitoring center assets, a decline in accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities and lower operating income.

Net Cash Flows (used in) Investing Activities.

The Company used ($2,359,136) of cash from investing activities during the six months ended March 31, 2022, compared to ($2,653,457) of cash used for investing activities during the six months ended March 31, 2021. Cash used for investing activities was used for purchases of monitoring and other equipment to meet customer demand and enhancements of certain software during the six months ended March 31, 2022. For the six months ended March 31, 2022, capitalized software decreased by $587,156 compared to the six months ended March 31, 2021 as the Company completed its new software platform in the third fiscal quarter of 2021, which was partially offset by increased purchases of monitoring equipment and parts of $334,172 compared to the six months ended March 31, 2021.

Net Cash Flows provided by (used in) Financing Activities.

The Company used ($249,142) of cash from financing activities during the six months ended March 31, 2022, which was largely the result of loan principal payments of ($256,636). The Company was provided $1,623,667 of cash for financing activities during the six months ended March 31, 2021, which included $1,943,213 of proceeds from notes payable, partially offset by the payment of financing fee costs of ($271,084).

Liquidity, Working Capital and Management’s Plan

As of March 31, 2022, the Company had unrestricted cash of $7,118,168, compared to unrestricted cash of $8,421,162 as of September 30, 2021. As of March 31, 2022, we had working capital of $9,667,322, compared to working capital of $9,190,430 as of September 30, 2021. This increase in working capital of $476,892 is principally due to cash provided by operating activities, partially offset by the purchase of monitoring equipment and parts.

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

During the fiscal year ended September 30, 2021, the Company borrowed approximately $2.0 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025, and the principal repayments on these six notes have all commenced. See Note 19 to the Consolidated Financial Statements.

The Company believes it will be able to continue to fund future operations using cash on hand, utilizing operational cash flows and through other financings or refinancing.

Inflation

We do not believe that inflation has had a material impact on our operations or profitability over the four-year period ending in 2020; however, the rise in inflation in 2021 and 2022 has adversely impacted both the Company’s cost of labor and materials, and virtually all other operating expenses.

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

Foreign Currency Risks

The Company conducts business with foreign customers whose contracts are principally in U.S. dollars or in one instance, in local currency. We had $3,050,246 and $2,924,431 in foreign currency revenue outside of the United States for the six months ended March 31, 2022 and 2021, respectively. We made and received payments in foreign currencies during the periods indicated, which resulted in foreign exchange gain of $290,091 and $942,842 in the three months ended March 31, 2022 and 2021, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by COVID-19, the conflict in Ukraine, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2022.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021. The Company was notified on January 6, 2022 that the OADPRS had filed their answer on November 12, 2021. On January 25, 2022, the Company filed its reply, and is awaiting the Court’s ruling. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and has produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment. In accordance with the terms of the August 26, 2021 order, the Company moved to lift the stay on January 11, 2022, though that motion was denied without prejudice on February 4, 2022. The case remains stayed at the present time with a hearing on the status of the stay set for May 18, 2022.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. The Company has entered its appearance and on July 17, 2020, filed its Answer denying the allegations of the claim and asserting numerous defenses. The Company is currently negotiating with the plaintiff to settle the dispute, and an arbitration previously scheduled for April 2022 was postponed and new arbitration dates have been tentatively scheduled from October 24, 2022 through October 28, 2022. Although the Company is currently engaged in settlement negotiations, no assurances can be given that we will be successful.  In the event the Company is not successful, we intend to vigorously defend the allegations, and remain confident that the terms of the earn-out milestone were not met by the petitioner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1	Track Group, Inc. 2022 Omnibus Equity Incentive Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on February 24, 2022.
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: May 13, 2022	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: May 13, 2022	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)