Form 10-Q
period 2022-06-30
Track Group, Inc.
filed 2022-08-10
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2022 was 11,863,758

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2022	September 30, 2021
Assets
Current assets:
Cash	$4,914,133	$8,421,162
Accounts receivable, net of allowance for doubtful accounts of $75,995 and $91,262, respectively	5,430,618	7,163,615
Prepaid expense and deposits	922,060	998,589
Inventory, net of reserves of $0 and $0, respectively	817,772	305,210
Total current assets	12,084,583	16,888,576
Property and equipment, net of accumulated depreciation of $1,830,814 and $2,615,967, respectively	158,136	202,226
Monitoring equipment, net of accumulated depreciation of $6,425,640 and $5,977,093, respectively	3,578,188	3,068,100
Intangible assets, net of accumulated amortization of $18,245,022 and $17,607,457, respectively	18,336,050	20,434,143
Goodwill	8,221,857	8,519,998
Deferred tax asset	-	101,159
Other assets	3,953,193	4,309,040
Total assets	$46,332,007	$53,523,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,610,734	$2,821,982
Accrued liabilities	2,358,058	4,350,030
Current portion of long-term debt	474,353	526,134
Total current liabilities	4,443,145	7,698,146
Long-term debt, net of current portion	43,082,508	43,452,216
Long-term liabilities	352,002	3,650
Total liabilities	47,877,655	51,154,012

Commitments and contingencies (Notes 16 and 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,524,978 shares outstanding, respectively	1,186	1,152
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,324,386	302,250,954
Accumulated deficit	(302,286,667)	(298,828,527)
Accumulated other comprehensive loss	(1,584,553)	(1,054,349)
Total equity (deficit)	(1,545,648)	2,369,230
Total liabilities and stockholders’ equity (deficit)	$46,332,007	$53,523,242

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue:
Monitoring and other related services	$8,836,622	$10,183,133	$27,148,837	$29,197,152
Product sales and other	137,460	124,687	905,020	374,403
Total revenue	8,974,082	10,307,820	28,053,857	29,571,555

Cost of revenue:
Monitoring, products and other related services	4,200,635	4,150,583	12,284,432	11,752,833
Depreciation and amortization included in cost of revenue	809,234	521,386	2,465,998	1,535,083
Total cost of revenue	5,009,869	4,671,969	14,750,430	13,287,916

Gross profit	3,964,213	5,635,851	13,303,427	16,283,639

Operating expense:
General & administrative	2,734,162	2,868,839	8,003,178	7,583,410
Selling & marketing	778,656	703,014	2,197,237	1,867,880
Research & development	583,492	332,588	1,799,821	974,451
Depreciation & amortization	400,062	434,348	1,231,634	1,476,178
Total operating expense	4,496,372	4,338,789	13,231,870	11,901,919

Operating income (loss)	(532,159)	1,297,062	71,557	4,381,720

Other income (expense):
Interest expense, net	(450,582)	(468,955)	(1,390,318)	(1,674,499)
Currency exchange rate gain (loss)	(750,124)	191,058	(460,033)	1,133,900
Other income (loss), net	(1,593,099)	-	(959,628)	1,000,782
Total other income (expense)	(2,793,805)	(277,897)	(2,809,979)	460,183
Income (loss) before income taxes	(3,325,964)	1,019,165	(2,738,422)	4,841,903
Income tax (benefit) expense	279,095	(178,876)	719,718	136,137
Net income (loss) attributable to common shareholders	(3,605,059)	1,198,041	(3,458,140)	4,705,766
Foreign currency translation adjustments	(527,431)	36,762	(530,204)	89,250
Comprehensive income (loss)	$(4,132,490)	$1,234,803	$(3,988,344)	$4,795,016
Net income/(loss) per share – basic:
Net income (loss) per share	$(0.31)	$0.10	$(0.30)	$0.41
Weighted average shares outstanding	11,566,869	11,460,694	11,546,673	11,436,609
Net income (loss) per share – diluted:
Net income (loss) per share	$(0.31)	$0.10	$(0.30)	$0.39
Weighted average shares outstanding	11,566,869	12,015,742	11,546,673	12,051,679

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

Foreign currency translation adjustments	-	-	-	-	20,085	20,085
Net income	-	-	-	452,241	-	452,241
Balance March 31, 2022	11,541,452	$1,154	$302,258,446	$(298,681,608)	$(1,057,122)	$2,520,870

Issuance of Common Stock for options/warrants exercised	37,306	4	(4)	-	-	-
Tax withheld on issuance of Common Stock	-	-	(28,368)	-	-	(28,368)
Issuance of Restricted Common Stock to employees for services	285,000	28	(28)	-	-	-
Amortization of equity-based compensation granted to employees	-	-	94,340	-	-	94,340
Foreign currency translation adjustments	-	-	-	-	(527,431)	(527,431)
Net loss	-	-	-	(3,605,059)	-	(3,605,059)
Balance June 30, 2022	11,863,758	$1,186	$302,324,386	$(302,286,667)	$(1,584,553)	$(1,545,648)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	317,835	317,835
Net income	-	-	-	1,323,494	-	1,323,494
Balance December 31, 2020	11,414,150	$1,141	$302,270,242	$(300,947,439)	$(603,238)	$720,706

Foreign currency translation adjustments	-	-	-	-	(265,347)	(265,347)
Issuance of Common Stock for options/warrants exercised	39,640	4	(4)	-	-	-
Net income	-	-	-	2,184,231	-	2,184,231
Balance March 31, 2021	11,453,790	$1,145	$302,270,238	$(298,763,208)	$(868,585)	$2,639,590

Foreign currency translation adjustments	-	-	-	-	36,762	36,762
Issuance of Common Stock for options/warrants exercised	8,176	1	(1)	-	-	-
Tax withheld on issuance of Common Stock for options/warrants exercised	-	-	(2,375)	-	-	(2,375)
Net income	-	-	-	1,198,041	-	1,198,041
Balance June 30, 2021	11,461,966	$1,146	$302,267,862	$(297,565,167)	$(831,823)	$3,872,018

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,458,140)	$4,705,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,697,632	3,011,261
Bad debt expense (recovery)	(39,724)	107,429
Stock based compensation	94,340	-
Deferred income tax expense (benefit)	279,367	(266,753)
Loss on monitoring equipment included in cost of revenue	218,118	307,776
Amortization of debt issuance costs	105,783	11,111
Amortization of monitoring center assets included in cost of revenue	363,077	28,687
Income on extinguishment of debt	-	(1,000,756)
Income on forgiveness of accrued vendor expenses	(633,471)	-
Foreign currency exchange (gain)/loss	460,033	(1,133,900)
Change in assets and liabilities:
Accounts receivable, net	1,502,015	(942,127)
Inventories	109,934	4,200
Prepaid expense, deposits, and other assets	(170,821)	(2,254,010)
Accounts payable	(1,197,458)	150,222
Accrued liabilities	(1,142,174)	949,143
Net cash provided by operating activities	188,511	3,678,049

Cash flow from investing activities:
Purchase of property and equipment	(68,382)	(115,577)
Capitalized software	(560,167)	(1,305,520)
Purchase of monitoring equipment and parts	(2,413,539)	(2,350,770)
Net cash used in investing activities	(3,042,088)	(3,771,867)

Cash flow from financing activities:
Principal payments on long-term debt	(378,775)	(155,069)
Payment of deferred financing fees	-	(271,084)
Tax withholdings related to net share settlement of equity-based awards	(31,444)	-
Proceeds from exercise of stock options	10,570	-
Proceeds from notes payable	-	1,943,213
Net cash provided by (used in) financing activities	(399,649)	1,517,060

Effect of exchange rate changes on cash	(253,803)	91,796

Net increase (decrease) in cash	(3,507,029)	1,515,038
Cash, beginning of period	8,421,162	6,762,099
Cash, end of period	$4,914,133	$8,277,137

Cash paid for interest	$1,855,187	$673,109
Cash paid for taxes	$201,956	$566,869

Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 19)	$-	$12,531,556

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2022, and results of its operations for the three and nine months ended June 30, 2022. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 16, 2021 (the “Annual Report”). The results of operations for the three and nine months ended June 30, 2022 may not be indicative of the results for the fiscal year ending September 30, 2022.

As of June 30, 2022 and September 30, 2021, the Company had an accumulated deficit of $302,286,667 and $298,828,527, respectively. The Company had a net loss of $(3,458,140) and net income $4,705,766 for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $42,864,000 of debt maturing in July 2024 and six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers in Chile totaling $976,471 (See Note 19). The Company’s continuation of profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it has achieved on an operating basis, although the Company needs to resolve its largest debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation. Certain prior year amounts on the consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported results.

(3) RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date.

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and all other entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”). ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

(5) BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Acquired Assets and Assumed Liabilities

Pursuant to ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company retrospectively adjusts the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to the seller contingent upon achievement by the acquired businesses of certain future goals, which may include revenue milestones, new customer accounts and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled. If there is uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2022.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of June 30, 2022 and 2021, there were 327,674 and 15,000 outstanding common share equivalents that were not included in the computation of Basic EPS and Diluted EPS for the nine months ended June 30, 2022 and 2021, respectively, as their effect would be anti-dilutive.

At June 30, 2022, no options and warrants had exercise prices that were below the market price of $0.70, and have been excluded in the basic and diluted earnings per share calculations. At June 30, 2021, 551,486 options and warrants had exercise prices that were below the market price of $2.75, and have been included in the basic and diluted earnings per share calculations.

The common stock equivalents outstanding as of June 30, 2022 and 2021 consisted of the following:

	June 30,	June 30,
	2022	2021
Exercisable common stock options and warrants	327,674	566,486
Total common stock equivalents	327,674	566,486

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

The balance of accounts receivables at June 30, 2022, September 30, 2021 and October 1, 2020 are $5,430,618, $7,163,615 and $5,546,213, respectively. The balances of the deferred revenue at June 30, 2022, September 30, 2021 and October 1, 2020 are $14,401, $22,500 and $147,921, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $10,512 and $110,027 of deferred revenue in the three and nine months ended June 30, 2022, respectively, and $42,062 and $133,997 of deferred revenue in the three and nine months ended June 30, 2021, respectively.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price net of applicable discount, or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to us.

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,466,124	72%	$7,542,836	73%
Latin America	2,362,203	26%	2,649,575	26%
Other	145,755	2%	115,409	1%
Total	$8,974,082	100%	$10,307,820	100%

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$19,918,449	71%	$21,740,027	74%
Latin America	7,189,118	26%	7,521,894	25%
Other	946,290	3%	309,634	1%
Total	$28,053,857	100%	$29,571,555	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for the nine months ended June 30, 2022, and approximately 99% for the nine months ended June 30, 2021) of the Company’s revenue. For the nine months ended June 30, 2022, Latin America includes the Bahamas, Chile, Puerto Rico, Panama and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia. For the nine months ended June 30, 2021, Latin America includes the Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

(9) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2022 and September 30, 2021, the outstanding balance of prepaid expense and deposits was $922,060 and $998,589, respectively. These balances are comprised largely of tax deposits, prepaid bond insurance, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the standard costing method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of printed circuit boards and other parts used in the assembly of monitoring equipment and for minor repairs of ReliAlert® and other tracking devices. Completed and shipped ReliAlert® and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2022 and September 30, 2021, inventory consisted of the following:

	June 30, 2022	September 30, 2021
Monitoring equipment component inventory	$817,772	$305,210
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$817,772	$305,210

The Company uses a third-party fulfillment service provider that assembles all of the new products and repairs the majority of damaged inventory or monitoring equipment shipped directly from suppliers and customers. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 during both the three months and nine months ended June 30, 2022. The Company recorded charges of $0 and $11,103, respectively, during the three months and nine months ended June 30, 2021 for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged inventory charges are included in Monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Equipment, software and tooling	$1,388,322	$1,332,379
Automobiles	4,397	5,034
Leasehold improvements	381,764	1,268,486
Furniture and fixtures	214,467	212,294
Total property and equipment	1,988,950	2,818,193
Accumulated depreciation	(1,830,814)	(2,615,967)
Property and equipment, net of accumulated depreciation	$158,136	$202,226

Property and equipment depreciation expense for the three months ended June 30, 2022 and 2021 was $36,002 and $43,275, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2022 and 2021 was $111,232 and $267,740, respectively. During the three month period ending June 30, 2022, the Company wrote-off $771,417 of fully depreciated fixed assets.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of June 30, 2022 and September 30, 2021 was as follows:

	June 30, 2022	September 30, 2021
Monitoring equipment	$10,003,828	$9,045,193
Less: accumulated depreciation	(6,425,640)	(5,977,093)
Monitoring equipment, net of accumulated depreciation	$3,578,188	$3,068,100

Depreciation of monitoring equipment for the three months ended June 30, 2022 and 2021 was $343,507 and $367,924, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2022 and 2021 was $1,061,916 and $1,078,268, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the nine months ended June 30, 2022 and 2021, the Company recorded charges of $218,118 and $296,673, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in monitoring, products & other related service costs in the Condensed Consolidated Statement of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2022 and September 30, 2021, respectively:

	June 30, 2022	September 30, 2021

Patent & royalty agreements	$21,120,565	$21,120,565
Developed technology	15,319,478	14,919,562
Customer relationships	-	1,860,000
Trade name	141,029	141,473
Total intangible assets	36,581,072	38,041,600
Accumulated amortization	(18,245,022)	(17,607,457)
Intangible assets, net of accumulated amortization	$18,336,050	$20,434,143

The intangible assets summarized above were purchased or developed on various dates from July 2011 through June 30, 2022. Amortization expense for the three months ended June 30, 2022 and 2021 was $829,788 and $544,534, respectively. Amortization expense for the nine months ended June 30, 2022 and 2021 was $2,524,485 and $1,665,253, respectively. During the three month period ending June 30, 2022, the Company wrote-off $1,860,000 of fully amortized intangible assets.

(14) GOODWILL

The following table summarizes the activity of goodwill at June 30, 2022 and September 30, 2021, respectively:

	June 30, 2022	September 30, 2021
Balance - beginning of year	$8,519,998	$8,220,380
Effect of foreign currency translation on goodwill	(298,141)	299,618
Balance - end of year	$8,221,857	$8,519,998

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2022.

(15) OTHER ASSETS

As of June 30, 2022 and September 30, 2021, respectively, the balance of other assets was $3,953,193 and $4,309,040, respectively. Other assets at June 30, 2022 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company incurred approximately $1.9 million in costs completing the two monitoring centers and related equipment in Chile as of June 30, 2022. The Santiago monitoring center was completed in June 2021 and the Puerto Montt monitoring center was completed in January 2022, and monthly amortization began in the month of completion for each monitoring center over the life of the new contract. Amortization of the monitoring centers is recorded in Monitoring, products and other related services in cost of revenue on the Condensed Consolidated Statement of Operations. Amortization of costs related to the monitoring centers for the three and nine months ended June 30, 2022 were approximately $0.1 million and $0.3 million, respectively. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of June 30, 2022 and September 30, 2021.

	June 30, 2022		September 30, 2021
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$475,189	$-	$165,963	$-
Accrued liabilities	-	123,187	-	162,313
Long-term liabilities	-	352,002	-	3,650

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Cash paid for noncancelable operating leases included in operating cash flows	$203,953	$229,638
Right of use assets obtained in exchange for operating lease liabilities:	$496,567	$2,245

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2022 are:

Operating Leases
From July 2022 to June 2023	$138,019
From July 2023 to June 2024	97,183
From July 2024 to June 2025	88,340
From July 2025 to June 2026	90,091
From July 2026 to June 2027	91,877
From July 2027 to June 2028	15,362
Undiscounted cash flow	520,872
Less: imputed interest	(45,683)
Total	$475,189

Reconciliation to lease liabilities:
Lease liabilities - current	$123,187
Lease liabilities - long-term	352,002
Total lease liabilities	$475,189

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2022 were 4.4 years and 4.3%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Accrued payroll, taxes and employee benefits	$1,304,565	$2,279,454
Deferred revenue	14,401	22,500
Accrued taxes - foreign and domestic	185,833	23,022
Accrued other expense	115,855	236,386
Accrued legal and other professional costs	199,915	738,306
Accrued costs of revenue	321,945	248,963
Right of use liability	123,187	162,313
Deferred financing fees	88,685	180,000
Accrued interest	3,672	459,086
Total accrued liabilities	$2,358,058	$4,350,030

(18) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's common stock, $0.0001 par value per share (“Common Stock”) (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board in his current capacity as a senior executive at ADS.

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2022 and September 30, 2021, consisted of the following:

	June 30, 2022	September 30, 2021

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. Unamortized issuance costs at June 30, 2022 are $240,401. The Company paid $876,331 and $862,043 interest on this loan on January 5, 2022 and June 30, 2022, respectively and intends to make its interest payments every six months going forward.	$42,623,599	$42,533,449

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	43,301	70,176

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $13,707, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	212,843	332,354

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $9,251, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	168,188	279,869

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	96,454	153,984

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $198, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	62,619	101,447

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $20,053, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	349,857	507,071

Total debt obligations	43,556,861	43,978,350
Less: current portion	(474,353)	(526,134)
Long-term debt, less current portion	$43,082,508	$43,452,216

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of June 30, 2022, $42,864,000 of principal and $0 of interest was owed to Conrent.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada (the “HP Note 1”). To facilitate the HP Note 1, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 1 was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile (the “Santiago Monitoring Center” and “Puerto Montt Monitoring Center”, respectively). The HP Note 1 bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander (the “Banco Santander Note”). To facilitate the Banco Santander Note, the Company entered into a Note Payable Agreement with Banco Santander as the lender. The Banco Santander Note was used for the construction of the Santiago Monitoring Center and remodeling a temporary monitoring center. The Banco Santander Note bears interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado (the “Banco Estado Note”). To facilitate the Banco Estado Note, the Company entered into a Note Payable Agreement with Banco Estado as the lender. The Banco Estado Note was used for the construction of the Santiago Monitoring Center and computer equipment for Gendarmeria branch offices. The Banco Estado Note bears interest at a rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada (the “HP Note 2”). To facilitate the HP Note 2, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 2 was used to purchase computer equipment for the Santiago Monitoring Center. The HP Note 2 bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile (the “Banco de Chile Note 1”). To facilitate the Banco de Chile Note, the Company entered into a Note Payable Agreement with Banco de Chile as the lender. The Banco de Chile Note was used to purchase HVAC equipment for the Santiago Monitoring Center. The Banco de Chile Note bears interest at a rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile (the “Banco de Chile Note 2”). To facilitate the Banco de Chile Note 2, the Company entered into a Note Payable Agreement with Banco de Chile as the lender. The Banco de Chile Note 2 was used as working capital and to complete the construction of the Puerto Montt Monitoring Center. The Banco de Chile Note 2 bears interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

All the notes payable listed above are unsecured.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2022:

Twelve months ended June 30:	Total
2023	$474,353
2024	406,696
2025	42,959,422
Total	43,840,471
Issuance costs	(283,610)
Debt obligations, net of unamortized issuance costs	$43,556,861

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of June 30, 2022, there were no shares of Preferred Stock outstanding.

No dividends were paid during the nine months ended June 30, 2022 or 2021.

Series A Convertible Preferred Stock

On October 12, 2017, the Company filed a Certificate of Designation of the Relative Rights and Preferences (“Certificate of Designation”) with the Delaware Division of Corporations, designating 1,200,000 shares of the Company’s Preferred Stock as Series A Preferred (“Series A Preferred”). Shares of Series A Preferred rank senior to the Company’s Common Stock, and all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series A Preferred.

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

As of June 30, 2022, no shares of Series A Preferred were issued and outstanding.

(21) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive options and nonqualified options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares are authorized for issuance pursuant to awards granted under the 2022 Plan.

The 2022 Plan supersedes and replaces the Company’s 2012 Equity Compensation Plan (the “2012 Plan”). As of June 30, 2020, the Board suspended further awards under the 2012 Plan. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan. On April 13, 2022, the Company issued 285,000 restricted shares to members of its executive team from the 2022 Plan valued at $370,500. The Company recorded expense of $94,340 and $0 for the nine months ended June 30, 2022 and 2021, respectively, related to the 2022 Plan. There were 250,384 shares of Common Stock available under the 2022 Plan as of June 30, 2022.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded expense of $0 for the nine months ended June 30, 2022 and 2021, respectively, related to the issuance and vesting of outstanding options and warrants. During the nine months ended June 30, 2022 and 2021, the Company granted no options or warrants under the 2012 Plan. All options and warrants outstanding under the 2012 Plan have vested and are exercisable as of June 30, 2022.

The expected life of options (warrants) represents the period of time that the options or warrants are expected to be outstanding based on the simplified method allowed under GAAP. The expected volatility is based on the historical price volatility of the Company’s Common Stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related options (warrants). The dividend yield represents the Company’s anticipated cash dividends over the expected life of the options (warrants).

A summary of stock option (warrant) activity for the nine months ended June 30, 2022 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	457,075	$1.74	1.04	$779,977
Granted	-	-
Expired/Cancelled	(29,304)	1.20
Exercised	(100,097)	1.23
Outstanding as of June 30, 2022	327,674	1.95	0.51	$0
Exercisable as of June 30, 2022	327,674	1.95	0.51	$0

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.70 at June 30, 2022.

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

For the nine months ended June 30, 2022 and 2021, the Company incurred a net income (loss) for income tax purposes of $(3,458,140) and $4,705,766, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

In computing income tax, we recognize an income tax provision in tax jurisdictions in which we have pre-tax income for the period and are expecting to generate pre-tax book income during the fiscal year.

(23) COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021, which was denied. The Company is presently reviewing its remaining claims and analyzing its options. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment, which was confirmed on March 15, 2022, and effective April 15, 2022. On April 14, 2022, the newly appointed Avoidance Action Trustee moved to establish case management procedures, which motion was granted in part on May 23, 2022, further extending the stay. The parties are continuing to discuss resolution during the stay, including participation in court-ordered mediation, which would take place in the coming months.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. To avoid the uncertainty and expense of continued arbitration, the Company reached a settlement of $1.6 million with the claimant on June 10, 2022. The settlement is recorded on the Condensed Consolidated Statement of Operations as “Other income (loss), net”.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff, Jesus Valle Gonzalez filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased. Plaintiff in this matter asserts his claim now having reached the age of majority. Plaintiff is requesting damages of no less than $1.5 million. The Company disputes the Plaintiff’s claims, and the Company’s Answer and Affirmative Defenses were filed June 29, 2022.

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

Operating lease revenue associated with the Company’s monitoring equipment for the three and nine months ended June 30, 2022 and 2021 are shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Monitoring equipment operating revenue	$7,355,582	$8,773,942	$22,807,064	$25,164,256

Performance Bonds

As of June 30, 2022, the Company has two performance bonds in connection with a foreign customer totaling $2,004,961 (“Performance Bonds”), of which $1,403,446 is held in an interest-bearing account on behalf of the customer and is recorded in Other Assets on the Consolidated Balance Sheet. The remaining amount of $601,515 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, of which $262,106 expires on January 18, 2023 and $1,141,340 expires on July 2, 2024.

In March 2021, the Company placed a deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. At June 30, 2022, including interest, the value of this deposit is $675,499. The current bond expiring July 2, 2024 will be released following completion of the transaction.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond which will expire in January 2023 and 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended June 30, 2022 and 2021 of $11,144 and $6,161, respectively. The Company recorded interest expense for the nine months ended June 30, 2022 and 2021 of $44,560 and $43,490, respectively.

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events that are reasonably likely to impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”, or, this “Report”) contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, the statements contained in this Report that are not purely historical can be considered to be “forward-looking statements”. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes”, “expects”, “intends”, “anticipates”, “should”, “plans”, “estimates”, “projects”, “potential”, and “will” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K (the “Annual Report”), and those described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

Our devices consist principally of the ReliAlert® product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

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

Shadow - Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow is a small and light device featuring a mobile charging capability. The device is 3G compliant and fully supported by global mobility providers.

Monitoring Center Services - Our monitoring centers provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, are staffed with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery backup and triple redundancy in voice, data and IP. We have assisted in the establishment of monitoring centers for customers and local partners in the United States, Chile and other global locations.

Data Analytics Services - Our IntelliTrack, TrackerPAL® software, IntelliTrack Mobile, TrackerPAL® Mobile, combined with our Data Analytic analysis tools, provide an integrated platform allowing case managers and law enforcement officers quick access views of an offender’s travel behavior, mapping, and inference on patterns. Our data analytics services help facilitate the discovery and communication of meaningful patterns in diverse locations and behavioral data that helps agencies reduce risks and improve decision making. Our analytics applications use various combinations of statistical analysis procedures, data and text mining and predictive modeling to proactively analyze information on community-released offenders to discover hidden relationships and patterns in their behaviors and to predict future outcomes.

Other Services - The Company offers smartphone applications specifically designed for the criminal justice market, including a domestic violence app that creates a mobile geo-zone around a survivor and an alcohol monitoring app linked to a police-grade breathalyzer.

Business Strategy

We are committed to helping our customers improve offender rehabilitation and re-socialization outcomes through our innovative hardware, software and services. We treat our business as a service business. Although we still manufacture patented tracking technology, we see the physical goods as only a small part of the integrated offender monitoring solutions we provide. Accordingly, rather than receiving a payment just for a piece of manufactured equipment, the Company receives a recurring stream of revenue for ongoing device agnostic subscription contracts. As part of our strategy, we continue to expand our device-agnostic platform to not only collect, but also store, analyze, assess and correlate location data for both accountability and auditing reasons, as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. We believe a high-quality customer experience along with knowledgeable salespeople who can convey the value of our products and services greatly enhances our ability to attract and retain customers. Therefore, our strategy also includes building and expanding our own direct sales force and our third-party distribution network to effectively reach more customers and provide them with a world-class sales and post-sales support experience. In addition, we are developing related-service offerings to address adjacent market opportunities in both the public and private sectors. We believe continual investment in research and development (“R&D”), including smartphone applications and other monitoring services is critical to the development and sale of innovative technologies and integrated solutions today and in the future.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report. During the nine months ended June 30, 2022, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing certain sales opportunities as some government agencies delay new RFP (Request for Proposal) processes or decisions. Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational, as have key business partners providing manufacturing and call center services, and at this time the Company has not experienced unusual payment interruptions from any large customers. As the conditions have improved with respect to COVID-19, both our Chile office and the corporate headquarters in the greater-Chicago area have recently reopened. However, the Company is operating in a rapidly changing environment, and the extent to which COVID-19 impacts its business, operations and financial results going forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

For the three months ended June 30, 2022, the Company recognized total revenue from operations of $8,974,082 compared to $10,307,820 for the three months ended June 30, 2021, a decrease of $1,333,738 or approximately 13%. The $1,333,738 decrease in total revenue was largely the result of a decrease in domestic monitoring revenue and other related services, partially offset by an increase in product sales. The decrease in monitoring and other related services revenue was principally the result of a decrease of our North American monitoring operations driven by clients in Illinois, Virginia, and the Bahamas, partially offset by increases in revenue in Canada and Chile.

Product sales and other revenue for the three months ended June 30, 2022 was $137,460 as compared to $124,687 in the same period in 2021, an increase of $12,773 or approximately 10%.

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

Cost of Revenue

During the three months ended June 30, 2022, cost of revenue totaled $5,009,869 compared to cost of revenue during the three months ended June 30, 2021 of $4,671,969, an increase of $337,900 or approximately 7%. The increase in cost of revenue was largely the result of higher depreciation and amortization costs of $287,849, higher device repair costs of $290,794 and higher communication costs of $70,646. These increases were partially offset by lower monitoring center costs of $275,008 and lower device lost stolen and damaged costs of $55,513.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2022 was $809,235 compared to depreciation and amortization of $521,386 during the three months ended June 30, 2021, an increase of $287,849. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to the amortization of our new software monitoring platform and other new software initiatives, which began on July 1, 2021, partially offset by a decrease in depreciation expense related to fully depreciated devices. We believe the equipment lives on which the depreciation is based are appropriate due to rapid changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the three months ended June 30, 2022, gross profit totaled $3,964,213, resulting in a gross margin of approximately 44%. During the three months ended June 30, 2021, gross profit totaled $5,635,851, resulting in a gross margin of approximately 55%. The decrease in absolute gross profit of $1,671,638, or approximately 30%, is due to lower revenue and increases in certain costs of revenue, including depreciation and amortization, device repair costs and communication costs, partially offset by lower monitoring costs and lost, stolen and damaged costs.

General and Administrative Expense

During the three months ended June 30, 2022, general and administrative expense totaled $2,734,162 compared to $2,868,839 for the three months ended June 30, 2021. The decrease of $134,677, or approximately 5%, in general and administrative expense resulted largely from lower bonus expense of $368,834, lower bad debt expense of $141,905 and lower severance expense of $54,405. These costs were offset by higher payroll and related taxes and benefits of $132,558, higher insurance costs of $104,748, higher stock-based compensation costs of $94,340, and higher outside service costs of $93,961.

Selling and Marketing Expense

During the three months ended June 30, 2022, selling and marketing expense totaled $778,656 compared to $703,014 for the three months ended June 30, 2021. The increase in expense of $75,642, or approximately 11%, is principally the result of higher travel related costs of $47,841 and higher trade show expense of $30,997.

Research and Development Expense

During the three months ended June 30, 2022, research and development expense totaled $583,492 compared to $332,588 for the three months ended June 30, 2021. The increase in expense of $250,904, or approximately 75%, resulted largely from continuous improvements of our existing software, resulting in increased payroll and related tax expense of $199,246 after the implementation and subsequent amortization of our new monitoring software, increased outside service costs of $32,363 and increased travel expense of $9,078. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $249,642 during the three months ended June 30, 2022, which represents technology projects currently in development compared to the $407,839 which was capitalized in the three months ended June 30, 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the three months ended June 30, 2022, depreciation and amortization expense totaled $400,062 compared to $434,348 for the three months ended June 30, 2021, a decrease of $34,286 or approximately 8%, largely due to fully depreciated assets.

Total Operating Expense

During the three months ended June 30, 2022, total operating expense was $4,496,372 compared to $4,338,789 for the three months ended June 30, 2021, an increase of $157,583, or approximately 4%. The increase is principally due to the factors disclosed above.

Operating Income (loss)

During the three months ended June 30, 2022, operating loss was $(532,159) compared to operating income of $1,297,062 for the three months ended June 30, 2021, a reduction of $1,829,221, or approximately 141%. This reduction was due to a decrease in gross profit of $1,671,638, which resulted from lower revenue and higher cost of revenue directly related to the amortization of our new monitoring software platform, higher device repair costs and higher communication costs. These increases were partially offset by lower monitoring center costs and lower device lost stolen and damaged costs. In addition, the Company incurred higher selling and marketing and research and development costs. These increases were partially offset by lower general and administrative expenses and depreciation and amortization expenses in operating expense.

Other Income (Expense)

For the three months ended June 30, 2022, other income (expense) totaled an expense of $2,793,805 compared to an expense of $277,897 for the three months ended June 30, 2021. The increase in other expense for the three months ended June 30, 2022 is largely due to the settlement of litigation of $1,600,000 and unfavorable currency exchange rate movements of $941,182 compared to the third fiscal quarter of fiscal 2021. See Note 23 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $(3,605,059), for the three months ended June 30, 2022, compared to net income of $1,198,041 for the three months ended June 30, 2021, a reduction of $4,803,100. This decline is largely due to lower operating income and higher income taxes.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Revenue

For the nine months ended June 30, 2022, the Company recognized revenue from operations of $28,053,857, compared to $29,571,555 for the nine months ended June 30, 2021, a decrease of $1,517,698, or approximately 5%. Of this revenue, $27,148,837 and $29,197,152, respectively, are from monitoring and other related services, a decrease of $2,048,315, or approximately 7%. The decrease in revenue was principally the result of a decrease of our North American monitoring operations driven by clients in Illinois, Virginia, the Bahamas and Indiana, partially offset by increases of our customers in Saudi Arabia, Canada and Chile.

Other revenue for the nine months ended June 30, 2022 increased to $905,020 from $374,403 in the same period in 2021 largely due to product sales to a foreign customer.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, which could last through at least the remainder of 2022, has been exacerbated by the surge in demand for a wide variety of products across several industries, all of which require varying amounts of semiconductors. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted, due to the potential inability to meet customer demands.

Cost of Revenue

During the nine months ended June 30, 2022, cost of revenue totaled $14,750,430 compared to cost of revenue during the nine months ended June 30, 2021 of $13,287,916, an increase of $1,462,514, or approximately 11%. The increase in cost of revenue was largely the result of higher depreciation and amortization costs of $930,915, higher server costs of $328,456, higher device repair costs of $215,392, higher contract software maintenance costs of $130,821, higher communication costs of $129,944 and higher product sales costs of $105,734, partially offset by lower monitoring costs of $292,518, and lower lost, stolen and damaged costs of $89,658. The higher depreciation and amortization costs are largely due to the amortization of our new monitoring software which began in July 2021.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2022 and 2021 totaled $2,465,998 and $1,535,083, respectively. The increase in depreciation and amortization costs of $930,915 is largely due to the amortization of our new software monitoring platform and other new software initiatives of $947,268, which began on July 1, 2021 and a slight decrease in depreciation expense related to devices. Devices are depreciated over a one to five-year useful life. Royalty agreements are amortized over a ten-year useful life. The Company believes these equipment and software lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness. Amortization of a patent related to GPS and satellite tracking is also included in cost of sales.

Gross Profit and Margin

During the nine months ended June 30, 2022, gross profit totaled $13,303,427, resulting in a gross margin of approximately 47%, compared to $16,283,639, or a gross margin of approximately 55% during the nine months ended June 30, 2021. The decrease in absolute gross profit of $2,980,212, or approximately 18%, is due to a decrease in revenue of $1,517,698 and increases in certain costs of revenue, including higher depreciation and amortization costs of $930,915, higher server costs, higher device repair costs, higher software maintenance costs, higher communication costs and higher product sales costs, partially offset by lower monitoring costs and lower lost, stolen and damaged costs.

General and Administrative Expense

During the nine months ended June 30, 2022, general and administrative expense totaled $8,003,178 compared to $7,583,410 for the nine months ended June 30, 2021. The increase of $419,768, or approximately 6%, in general and administrative costs resulted largely from higher legal and professional fees of $259,343, higher payroll and payroll taxes of $251,278, higher insurance costs of $168,140, higher consulting costs of $148,866, higher stock-based compensation costs of $94,340, higher fees and licenses of $65,777, higher travel and entertainment costs of $67,472 and higher training and recruiting costs of $31,237. These costs were partially offset by lower bonus expense of $493,344, lower bad debt expense of $147,153 and lower severance expense of $61,611.

Selling and Marketing Expense

During the nine months ended June 30, 2022, selling and marketing expense totaled $2,197,237 compared to $1,867,880 for the nine months ended June 30, 2021. This increase of $329,357, or approximately 18%, resulted largely from higher payroll and related taxes of $115,839, higher consulting and outside service costs of $52,691, higher travel and entertainment costs of $78,699 and trade show costs of $48,517.

Research and Development Expense

During the nine months ended June 30, 2022, research and development expense totaled $1,799,821 compared to research and development expense for the nine months ended June 30, 2021 totaling $ 974,451, an increase of $825,370, or approximately 85%, resulted largely from continuous improvements of our existing software, resulting in increased payroll and related tax expense of $743,348 after our implementation and subsequent commencement of amortization of our new monitoring software, higher outside service costs of $51,992 and higher travel costs of $28,000. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $560,167 during the nine months ended June 30, 2022, which represents technology projects currently in development compared to the $1,305,520 which was capitalized in the nine months ended June 30, 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

During the nine months ended June 30, 2022, depreciation and amortization expense totaled $1,231,634, compared to $1,476,178 for the nine months ended June 30, 2021. This decrease of $244,544, or approximately 17%, was largely due to fully depreciated assets.

Total Operating Expense

During the nine months ended June 30, 2022, total operating expense increased to $13,231,870 compared to $11,901,919 for the nine months ended June 30, 2021, an increase of $1,329,951, or approximately 11%. The increase was largely due to higher general and administrative expense of $419,768, higher selling and marketing expense of $329,357 and higher research and development costs of $825,370 as disclosed above. These costs were partially offset by lower depreciation and amortization of $244,544.

Operating Income

During the nine months ended June 30, 2022, operating income was $71,557 compared to $4,381,720 for the nine months ended June 30, 2021, a reduction of $4,310,163, or approximately 98%. This decline was due to a reduction in gross profit of $2,980,212 and an increase in operating expense of $1,329,951.

Other Income (Expense)

For the nine months ended June 30, 2022, other income (expense) totaled $(2,809,979) compared to other income of $460,183 for the nine months ended June 30, 2021. The increase in other income (expense) of $(3,270,162) was a result of negative currency exchange rate movements of $(1,593,933) and a decrease in other income, net of $(1,960,410), which was partially offset by a reduction in interest expense of $284,181. In the nine-months ended June 30, 2022, other income, net, largely represents a litigation settlement of $(1,600,000), partially offset by $633,471 of accrued expenses forgiven by a vendor. See Note 23 to the Condensed Consolidated Financial Statements. Other income, net for the nine-months ended June 30, 2021 largely represents a gain on forgiveness of loans of $1,000,756 in the nine months ended June 30, 2021.

Net Income (Loss) Attributable to Common Shareholders

The Company had a net loss from continuing operations for the nine months ended June 30, 2022 totaling $(3,458,140) compared to a net income of $4,705,766 for the nine months ended June 30, 2021, representing a decline of $8,163,906, or approximately 173%.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities.

On May 19, 2020, the Company received net proceeds of $933,200 from a potentially forgivable loan from the United States Small Business Administration (the “SBA”) pursuant to the Paycheck Protection Program (the “PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). On December 8, 2020, the Company filed the application for forgiveness with BMO Harris Bank National Association (the “Lender”) and on January 8, 2021, the Company received a notification from the Lender that the SBA remitted funds to fully repay the PPP Loan, and that the funds were utilized to pay-off and close the PPP Loan and that the PPP Loan was fully forgiven.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of that certain facility agreement between the Company and Conrent Invest, S.A. (“Conrent"), dated December 30, 2013, as amended on February 24, 2019, and further amended on January 7, 2020 (the "Amended Facility Agreement"), which previously provided for a $30.4 million unsecured debt facility. On November 25, 2020, the investors who owned the securities from Conrent used to finance the facility (the "Noteholders") held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement (the "Amended Facility") which extends the maturity date of the agreement to July 1, 2024, capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the aggregate amount due under the Amended Facility and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of June 30, 2022, $42,864,000 of principal and $0 interest was owed to Conrent.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada (the “HP Note 1”). To facilitate the HP Note 1, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 1 was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile (the “Santiago Monitoring Center” and “Puerto Montt Monitoring Center”, respectively). The HP Note 1 bears interest at a rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander (the “Banco Santander Note”). To facilitate the Banco Santander Note, the Company entered into a Note Payable Agreement with Banco Santander as the lender. The Banco Santander Note was used for the construction of the Santiago Monitoring Center and remodeling a temporary monitoring center. The Banco Santander Note bears interest at a rate of 5.04% per annum, payable monthly with principal beginning February 2021, and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado (the “Banco Estado Note”). To facilitate the Banco Estado Note, the Company entered into a Note Payable Agreement with Banco Estado as the lender. The Banco Estado Note was used for the construction of the Santiago Monitoring Center and computer equipment for Gendarmeria branch offices. The Banco Estado Note bears interest at a rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada (the “HP Note 2”). To facilitate the HP Note 2, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 2 was used to purchase computer equipment for the Santiago Monitoring Center. The HP Note 2 bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile (the “Banco de Chile Loan 1”). To facilitate the Banco de Chile Loan 1, the Company entered into a Note Payable Agreement with Banco de Chile as the lender. The Banco de Chile Loan 1 was used to purchase HVAC equipment for the Santiago Monitoring Center. The Banco de Chile Loan 1 bears interest at a rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile (the “Banco de Chile Loan 2”). To facilitate the Banco de Chile Loan 2, the Company entered into a Note Payable Agreement with Banco de Chile as the lender. The Banco de Chile Loan 2 was used as working capital and to complete the construction of the Puerto Montt Monitoring Center. The Banco de Chile Loan 2 bears interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021, and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

Management will continue to seek other sources of capital, refinancing options, prepayment of debt at a discount and potentially other transactions including the exchange of some debt for an equity related security to reduce its total debt and assist in meeting all of its future obligations. While management believes it will be successful in completing one or more of these alternatives prior to the maturity of the Amended Facility in July 2024, no assurances can be given.

Other than the above-mentioned items, no borrowings or sales of equity securities occurred during the nine months ended June 30, 2022 or during the year ended September 30, 2021.

Net Cash Flows Provided by Operating Activities

During the nine months ended June 30, 2022, we had cash flows from operating activities of $188,511, compared to cash flows from operating activities of $3,678,049 for the nine months ended June 30, 2021, representing a $3,489,538 decrease, or approximately 95%. The decrease in cash from operations was largely the result of lower operating income and a decrease in accounts payable and accrued liabilities, partially offset by a lower use of cash related to performance bonds and monitoring center assets and a decline in accounts receivable.

Net Cash Flows (used in) Investing Activities

The Company used ($3,042,088) of cash from investing activities during the nine months ended June 30, 2022, compared to ($3,771,867) of cash used by investing activities during the nine months ended June 30, 2021. Cash used for investing activities was used for purchases of monitoring and other equipment to meet customer demand and enhancements of certain software during the nine months ended June 30, 2022. For the nine months ended June 30, 2022, capitalized software decreased by $745,353 compared to the nine months ended June 30, 2021 as the Company completed its new software platform in the third fiscal quarter of 2021, which was partially offset by increased purchases of monitoring equipment and parts of $62,769 compared to the nine months ended June 30, 2021.

Net Cash Flows (used in) Provided by Financing Activities

The Company used ($399,649) of cash from financing activities during the nine months ended June 30, 2022, which was largely the result of loan principal payments of $(378,775). The Company was provided $1,517,060 of cash for financing activities during the nine months ended June 30, 2021, which included net cash proceeds of $1,672,129 from four lenders related principally to the construction of two monitoring centers in Chile, partially offset by loan principal payments of $155,069.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2022, the Company had unrestricted cash of $4,914,133, compared to unrestricted cash of $8,421,162 as of September 30, 2021. As of June 30, 2022, we had working capital of $7,641,438, compared to working capital of $9,190,430 as of September 30, 2021. This decrease in working capital of $1,548,992 is principally due to the purchase of monitoring equipment and parts, partially offset by cash provided by operations.

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

During the fiscal year ended September 30, 2021, the Company borrowed approximately $2.0 million through six notes payable, as outlined above, to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025, and the principal repayments on these six notes have all commenced with the current balance of the six notes totaling just over $900,000 at June 30, 2022. See Note 19 to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company footprint extends to a number of countries outside the United States, and we intend to continue to examine international opportunities. As a result, our revenue and results of operations are affected by fluctuations in currency exchange rates, interest rates, transfer pricing changes, taxes and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

The Company conducts business with foreign customers whose contracts are principally in U.S. dollars or in one instance, in local currency. We had $4,668,573 and $4,534,424 in foreign currency revenue outside of the United States for the nine months ended June 30, 2022 and 2021, respectively. We made and received payments in foreign currencies during the periods indicated, which resulted in foreign exchange loss of $460,033 and a foreign currency gain of $1,133,900 in the nine months ended June 30, 2022 and 2021, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by COVID-19, the conflict in Ukraine, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2022.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. The Supreme Court took action to resolve previous, conflicting decisions regarding the jurisdiction of such claims and determined that such claims will be resolved by the Federal Administrative Tribunal. Subsequently, plaintiff filed an Amparo action before the Collegiate Court, seeking an appeal of the Federal Administrative Court’s earlier decision against plaintiff. The Collegiate Court issued a ruling in August 2019 that the matter of dispute was previously resolved by a lower court in 2016. The Company disagreed with this ruling and on November 11, 2020 made a re-demand of the OADPRS for payment due under the July 15, 2011 contract. The OADPRS failed to respond within its allotted 3 months’ time-period and the Company filed an Amparo Action on May 6, 2021, which was dismissed. The Company additionally filed a motion for annulment with the Federal Administrative Tribunal on August 4, 2021, which was denied. The Company is presently reviewing its remaining claims and analyzing its options. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment, which was confirmed on March 15, 2022, and effective April 15, 2022. On April 14, 2022, the newly appointed Avoidance Action Trustee moved to establish case management procedures, which motion was granted in part on May 23, 2022, further extending the stay. The parties are continuing to discuss resolution during the stay, including participation in court-ordered mediation, which would take place in the coming months.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleges breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. Sabag alleges that the Company breached the SPA because it failed to pay him his earn-out after it sold or leased a sufficient number of GPS Global Tracking devices to meet the earn-out milestone, or alternatively, breached the SPA by failing to act in “good faith” to allow Sabag to achieve his earn-out. Sabag further claims that the Company fraudulently induced Sabag to sell GPS Global Tracking and Surveillance System Ltd. to the Company. To avoid the uncertainty and expense of continued arbitration, the Company reached a settlement of $1.6 million with the claimant on June 10, 2022. The settlement is recorded on the Condensed Consolidated Statement of Operations as “Other income (loss), net”.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff, Jesus Valle Gonzalez filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased. Plaintiff in this matter asserts his claim now having reached the age of majority. Plaintiff is requesting damages of no less than $1.5 million. The Company disputes the Plaintiff’s claims, and the Company’s Answer and Affirmative Defenses were filed June 29, 2022.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

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

Track Group, Inc.

Date: August 10, 2022	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer Principal Executive Officer

Date: August 10, 2022	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Accounting Officer)