Form 10-K
period 2022-09-30
Track Group, Inc.
filed 2022-12-16
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2022 was approximately $6.8 million. As of December 1, 2022, there were 11,863,758 shares of Common Stock issued and outstanding.

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

Company Background

The Company designs, manufactures, and markets location tracking devices and develops and sells a variety of related software, services, accessories, networking solutions, and monitoring applications. Our products and services include a full-range of one-piece GPS tracking devices, a device-agnostic operating system, a portfolio of software applications including smartphone, alcohol and predictive analytics, and a variety of accessory, service and support offerings. Our products and services are currently available worldwide and are sold through our direct sales force, as well as through value-added resellers. The Company sells to government customers on federal, state and local levels in the U.S. and to members of the Ministry of Justice (“MOJ”) internationally. Track Group’s device-agnostic platform and expanded portfolio of integrated and complimentary monitoring-related services help reduce risk and make the administration of justice better, faster, and less expensive for taxpayers.

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

Recent Developments

COVID-19

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs by disrupting its operations in Chile, causing shortages within the supply chain and postponing sales opportunities as some government agencies delay new Requests for Proposals (“RFP”) processes. (See Item 1A - Risk Factors). Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational as have key business partners providing manufacturing and call center services. Furthermore, at this time, the Company has not experienced unusual payment interruptions from any large customers and the majority of Company employees have effectively worked from home to mitigate the challenges created by COVID-19. As the conditions have improved with respect to COVID-19, both our Chile office and the corporate headquarters in the greater-Chicago area reopened in the latter part of 2021 and have been operating uninterrupted since that time. However, the Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the widespread availability and acceptance of COVID vaccines; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; any closures of clients’ offices or the courts on which they rely and any requirements imposed by customers regarding the vaccination status of those Company employees, contractors or partners who are assisting those customers in running their programs.

Chilean Prison System

On May 7, 2020 the Company disclosed that the Chilean Prison System (“GENCHI”), which has been our customer since 2014, had notified the Company of its decision to award a new contract to a competitor of the Company. Subsequently, since the competitor did not proceed to sign the contract in due time, GENCHI rescinded the prior award to the competitor and re-awarded the Company with a new contract for forty-one months. The Company signed the new contract on July 30, 2020 and the Contraloria General de la Republica de Chile approved the new contract on October 1, 2020. In January 2022, the Company completed construction of new monitoring centers in Santiago and Puerto Montt, Chile and commenced implementation of the new contract on May 26, 2022.

Products and Services

Devices

ReliAlert®XC 4

ReliAlert®XC4 is our flagship GPS device, which is among the safest and most reliable monitoring devices ever made and was certified in 2020 by the Federal Communications Commission and PCS Type Certification Review Board. It is the only one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capability, increased battery life and sleep mode.

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

Shadow

Driven by customer demand to improve the performance and affordability of offender tracking devices, Shadow is the smallest and lightest device of its kind with a sleek, modern design featuring an enhanced mobile charging capability that makes it easier to use. The device is 3G compliant and fully supported by all global mobility providers but will be discontinued by December 31, 2022 or shortly thereafter.

Operating System Software

IntelliTrack

IntelliTrack is a secure state of the art device-agnostic platform that provides the foundation for seamlessly and securely connecting devices, delivering trusted data to the cloud, with views of current or historical tracking provided by Google Maps® for use with predictive analytics.

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

Socrates

Socrates 360 is a multipurpose platform offering a wide range of content and services to people as they return to the community. The user-centric customizable capabilities include educational courses, health and wellbeing advice, secure video conferencing, access to local services, event scheduling, appointment reminders, and check-ins based on the individual’s needs.

InTouch

InTouch is a smartphone monitoring and supervision application specifically designed for the criminal justice market to compliment traditional Electronic Monitoring Solutions; offering a “step-up”/“step-down” option from location monitoring bracelets for community supervised populations. This product will be discontinued by December 31, 2022 or shortly thereafter.

Accessories

SecureCuff®

The SecureCuff® is a patented, optional accessory available exclusively for ReliAlert® and is the only uncuttable strap in the industry specifically made for high-risk offenders. SecureCuff® has encased, hardened steel bands that provide extreme cut-resistance and includes the same fiber-optic technology as the standard strap for tampering notification.

RF Beacon™

The RF Beacon™ is a completely self-contained, short-range transmitting station that provides a Radio Frequency (“RF”) signal communicating with assigned offender GPS devices to increase the ability to maintain critical offender location information and provide agencies with an effective way to more accurately “tether” an offender to a specific location.

Product Support and Services

Monitoring Centers

Our monitoring centers provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, are staffed with highly trained, bi-lingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations, and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power source, battery backup and triple redundancy in voice, data, and Internet Protocols. We have assisted in the establishment of monitoring centers for customers and local partners in the United States, Chile and other global locations.

Customer Care

We offer a range of support options for our customers. These include assistance that is built into software products, printed and electronic product manuals, in-person training, online support including comprehensive product information, as well as technical assistance.

Research and Development Program

During Fiscal 2022, we incurred research and development expense of $2,432,448, as compared to $1,548,527 recognized during fiscal year 2021. The $883,921 increase in research and development expense reflects higher wages and payroll taxes of $689,222 as a result of the completion of our new software technology platform, commencement of the amortization of the platform and higher travel costs of $35,461. The Company completed its new technology platform during fiscal year ended September 30, 2022 (“Fiscal 2022”), which has been rolled out to the majority of its U.S. customers. The Company has now significantly enhanced its technology platform to improve the efficiency of its software, firmware, user interface, and automation. As a result of these improvements, $865,263 was capitalized as developed technology during Fiscal 2022. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology. This represented a decrease of $484,287 compared to the $1,349,550 capitalized as developed technology during the year ended September 30, 2021 (“Fiscal 2021”).

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

National Footprint with International Presence. We operate in approximately 40 states (including Washington DC and Puerto Rico) as well as select international locations, including Chile, Saudi Arabia and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

The industry in which the Company operates continues to be impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. However, the issues have lessened to a degree and the Company was able to commence the manufacturing of new devices with the delivery of a key component in September 2022. See Item 1A Risk Factors.

Dependence on Major Customers

We had sales to two entities that each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2022 and 2021, respectively:

	2022	%	2021	%

Customer A	$6,095,403	16%	$6,155,718	16%
Customer B	$4,871,073	13%	$6,119,965	15%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2022 or 2021.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2022 and 2021, respectively, are shown in the table below:

	2022	%	2021	%

Customer A	$1,346,854	22%	$1,150,046	16%
Customer B	$714,399	11%	$1,052,538	15%
Customer C	$675,725	11%	$753,618	11%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during the fiscal years ended September 30, 2022 and 2021 was $2,063,075 and $1,943,956, respectively. The 6% increase in cellular service expense in 2022 compared to 2021 was largely the result of higher negotiated communication costs.

During the years ended September 30, 2022 and 2021, we also purchased a significant portion of our monitoring equipment from certain suppliers. The cost of these purchases during the fiscal years ended September 30, 2022 and 2021 was $2,187,774 and $3,031,426, respectively. The decrease in monitoring equipment was largely due to purchases in Fiscal 2021 related to our newest 4G LTE device, which was introduced to customers in the first quarter of Fiscal 2021 to replace 3G devices.

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

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own eight trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. In addition, we have the Track Group trademark and design registered in various countries around the world.

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

* Track Group® and Design is also a registered trademark in the following jurisdictions/countries: European Union, Switzerland, Mexico, Canada and Chile.

Patents. We have 12 patents issued in the United States. At foreign patent offices, we have 9 patents issued.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

	Application
US Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
Alarm and Alarm Management System for Remote Tracking Devices	12/792572	2-Jun-10	8013736	6-Sep-11
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818453	18-Jun-10	8514070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

	Application
International Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Canada	2617923	4-Feb-08	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	8-Feb-08	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking Device - EPO	10009091.9	1-Sep-10	2466563	2-Nov-22
Secure Strap Mounting System for an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System for an Offender Tracking Device - Canada	2732654	23-Feb-11	2732654	1-May-18
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout Fiscal 2022, we detected no material seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period. In addition, the operation in Chile generally slows around Christmas time due to the courts willingness to permit offenders being monitored to visit family.

Employees

As of December 1, 2022, we had 157 full-time employees and 4 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

Additional Available Information

We make available, free of charge, at our corporate website (www.trackgrp.com) copies of our annual reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request.

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

As of September 30, 2022, excluding deferred financing costs, we had $43,682,514 of indebtedness outstanding, of which $456,681 becomes due and payable within the next 12 months, $43,168,809 matures in 2024 and $57,024 matures in 2025. We have $455,963 of interest accrued at September 30, 2022 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. See “Recent Developments” and Note 7 to the Consolidated Financial Statements.

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

During Fiscal 2022, our two top customers accounted for an aggregate of 29% of total sales. See Note 2 to the Consolidated Financial Statements. In the event any of our top customers were to terminate their agreements with the Company, our results of operations and financial condition may be adversely affected.

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology that we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances, may limit the effectiveness of GPS tracking. In addition, the telecommunications industry continually updates its networks and technology which then requires the Company to update its devices to ensure compatibility with the new networks as is happening with the phase out of 3G cellular networks in the US.

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

We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our inability to obtain or to maintain patents on our key products could adversely affect our business. We currently own 21 patents issued and have filed and may file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies, and for specific products we may develop. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The enforcement of patent rights can be uncertain and involves complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

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

Weakened global economic conditions may adversely affect our industry, business and results of operations.

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions in the US and abroad. These factors include overall business and consumer demand for a variety of goods and services, credit availability, interest rates, inflation rates, corporate profitability, equity and foreign exchange markets, the number of bankruptcies, and overall uncertainty with respect to the economy.  The trends and volatility of these economic factors will determine the stability and predictability of economic and market conditions. These conditions will affect the rate of information technology and government spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their contracts or affect renewal rates, all of which could adversely affect our operating results.

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The COVID-19 pandemic has impacted worldwide economic activity. A pandemic, including COVID-19 or another public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 had, or could have, on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In addition, for a period of time we were under a shelter-in-place mandate which may be reinstated at the discretion of state or local authorities and many of our clients worldwide may be similarly impacted.

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

The Company is subject to varying Federal, state and/or local mandates regarding vaccination of its employees against COVID-19. At this time, it is not possible to predict with certainty how long such mandates will remain in place or the effect such mandates will have on us or on our workforce. The prolonged enforcement of such mandates may result in employee attrition, which could adversely affect future revenues and costs and could have an adverse effect on our business and results of operations. The Company has taken steps to ensure that affected employees can demonstrate proof of vaccination, or an applicable exemption or accommodation, and to ensure that it is following applicable mandates.

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

Labor is a component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, and other government regulations. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our construction projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected.

Additionally, our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations, including increases in federal or state minimum wage laws, could substantially increase our cost of doing business while failure to do so could subject us to fines and lawsuits.

An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, increase in federal or state minimum wages, or increase in general labor costs, caused by prolonged COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

The global semiconductor shortage could impact the Company’s future results.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The shortage, although improved compared to the past year, has still created lengthy lead times with certain components required for the printed circuit board assemblies (“PCBAs”) required to manufacture new devices. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, civil unrest, computer bugs or viruses, malicious cyber-attacks or hardware failures.

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services. Historically, we have experienced temporary interruptions of telecommunications or power outages, which were eventually mitigated, although our customer in Puerto Rico was again disrupted by another strong storm (Hurricane Fiona) which hit the island in September 2022. Such instances may result in the slowdown or loss of customer accounts or similar problems if they occur again in the future. Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies. Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing could result in a degradation or disruption of our services. These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

We currently have two independent directors sitting on our Board of Directors.

Our Board of Directors is currently comprised of three members, one of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTC Markets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTC Markets require that companies whose securities are listed for quotation on the OTCQX have a board of directors comprised of at least two independent directors. In the event that one of our two independent directors resigns, and we fail to appoint an additional independent director promptly or our market capitalization falls below a certain level, our Common Stock would no longer be eligible for quotation on the OTCQX, resulting in the quotation of our Common Stock on an alternative market, such as the OTCQB Marketplace. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

Our financial results are reported in U.S. dollars, but operations are conducted internationally. Currency exchange rates have, and may continue to have, a significant impact on our operating results. We utilize limited hedging techniques to minimize our exposure. As a result, an investment in our Common Stock may expose stockholders to fluctuations in exchange rates.

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

Political, economic and military conditions, both domestic and abroad, may affect our business. We cannot predict whether or in what manner these problems may occur. Acts of random terrorism periodically occur, which could affect our operations or personnel. Ongoing or revived hostilities or other factors could harm our operations and could impede our ability to execute our plan of operations. Natural disasters, such as the hurricanes in the Caribbean or Florida, could render our affected customers financially unable to continue making payments or using our services. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products. In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Certain individuals and groups own or control a significant number of our outstanding shares.

Certain groups or persons, and in particular ETS Limited, who owned approximately 41% of our issued and outstanding Common Stock as of December 1, 2022, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and, subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 1, 2022, there were no outstanding shares of Series A Preferred issued and outstanding.

Sales by certain of our stockholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock.

A large number of outstanding shares of our Common Stock are held by several of our principal stockholders. If any of these principal stockholders were to decide to sell large amounts of Common Stock over a short period of time, such sales could cause the market price of our Common Stock to decline.

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

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one day to the other. Our Common Stock is quoted on the OTCQX. Trading in stock quoted on the OTCQX can be volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, trading of securities quoted on the OTCQX can be more volatile than the trading of securities listed on a stock exchange like NASDAQ or NYSE.

Item 2.          Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space which began on September 1, 2017 and expired on August 31, 2022 was extended for another five years. Base rent and common area maintenance payments are approximately $11,000 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and terminated on August 31, 2022. The Company leased the same property for the period September 1, 2022 through August 31, 2024. Base rent and common area maintenance payments are approximately $8,000 per month.

The operations of Track Group Analytics Limited were conducted in approximately 1,157 square feet of office space in Bedford, Nova Scotia, Canada. The lease for this office space began on July 1, 2020 and terminated on June 30, 2022 with monthly lease payments of approximately $2,000. Track Group Analytics is now paying approximately $500 per month to use a co-working business center on a month-to-month basis.

At September 30, 2022, the operations of Track Group Chile S.p.A. were conducted in approximately 3,500 square feet of commercial office space located in Santiago, Chile with base rent and common area maintenance payments of approximately $6,500 per month. The lease for this office space began on December 31, 2016 and was scheduled to end on December 31, 2021. On October 6, 2021, the original lease was replaced with a new lease for approximately 1,528 square feet in a new building with a lease term that ends on September 30, 2023 in Santiago, Chile. Base rent and common area maintenance payments for the new lease are approximately $3,300 per month.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims and analyze its options. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment, which was confirmed on March 15, 2022, and effective April 15, 2022. On April 14, 2022, the newly appointed Avoidance Action Trustee moved to establish case management procedures, which motion was granted in part on May 23, 2022, further extending the stay. The parties held a mediation on November 1, 2022 but were unable to reach an agreement but left open the possibility of additional discussions. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleged breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. To avoid the uncertainty and expense of continued arbitration, the Company reached a settlement of $1.6 million with the claimant on June 10, 2022. The settlement is recorded on the Condensed Consolidated Statement of Operations as “Other income (loss), net”.

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

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA. initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile. The Company asserts that it has complied with its contractual obligations and that any delays in so doing were not attributable to the Company. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel. The case remains pending.

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff, Jesus Valle Gonzalez filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased. Plaintiff in this matter asserts his claim now having reached the age of majority. Plaintiff is requesting damages of no less than $1.5 million. The Company disputes the Plaintiff’s claims, and the Company’s Answer and Affirmative Defenses were filed June 29, 2022. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQX under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQX for the periods indicated.

Fiscal Year Ended September 30, 2022	High	Low
First Quarter ended December 31, 2021	$3.00	$1.76
Second Quarter ended March 31, 2022	$2.48	$0.71
Third Quarter ended June 30, 2022	$3.30	$0.70
Fourth Quarter ended September 30, 2022	$0.99	$0.34

Fiscal Year Ended September 30, 2021	High	Low
First Quarter ended December 31, 2020	$0.47	$0.21
Second Quarter ended March 31, 2021	$2.75	$0.34
Third Quarter ended June 30, 2021	$4.60	$1.31
Fourth Quarter ended September 30, 2021	$4.41	$2.44

Holders

As of December 1, 2022, we had 166 holders of record of our Common Stock and 11,863,758 shares of Common Stock outstanding. We also have outstanding options and warrants for the purchase of 160,881 shares of Common Stock.

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

The 2022 Stock Incentive Plan

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

The 2012 Stock Incentive Plan

The 2012 Plan was first approved by our Board of Directors and stockholders at the Annual Meeting of Stockholders held on December 21, 2011, and amended following our Annual Meeting of Stockholders on May 19, 2015. As of June 30, 2020, the Board suspended further awards under the 2012 Plan. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan.

On April 13, 2022, the Company issued 285,000 restricted shares of Common Stock to members of its executive team from the 2022 Plan valued at $370,500. The Company recorded expense of $207,547 and $0 for the year ended September 30, 2022 and 2021, respectively, related to the 2022 Plan. There were 215,000 shares of Common Stock available under the 2022 Plan as of September 30, 2022.

The following table includes information as of September 30, 2022 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (b)
Equity compensation plans approved by security holders	160,881	$1.24	242,218
Equity compensation approved by Board of Directors outside of 2012 Plan	-	-	-
Total	160,881	$1.24	242,218

(a)

Consists of shares of our Common Stock issuable upon exercise of outstanding options issued under the Company’s 2012 Equity Compensation Plan (the “2012 Plan”), and the Company’s 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). Excludes 25,352 options from the 2012 Plan that expired unexercised on October 14, 2022.

(b)	Consists of shares of our Common Stock reserved for future issuance under the 2012 Plan and the 2022 Plan.

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during Fiscal 2022, nor were any securities issued subsequent to September 30, 2022, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements contained in this Annual Report on Form 10-K (this “Annual Report”) other than statements of historical fact are forward-looking statements. When used in this Annual Report or elsewhere by management from time to time, the words “believe”, “anticipate”, “intend”, “plan”, “estimate”, “expect”, “may”, “will”, “should”, “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Item 1A entitled “Risk Factors” in Part I of this Annual Report and the “Overview” and “Liquidity and Capital Resources” sections of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements reflect our view only as of the date of this Annual Report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to “Fiscal 2022” refers to the year ended September 30, 2022, and reference to “Fiscal 2021” refers to the year ended September 30, 2021 (Fiscal 2022 and Fiscal 2021 are collectively “Fiscal Years 2022 and 2021”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for Fiscal Years 2022 and 2021, and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Recent Developments

Manufacturing of New Devices

In September 2022, the Company received one component after an extended delay which allowed us to resume the manufacturing of antennae circuit boards required to build new devices for both existing and new customers.

Results of Operations

Continuing Operations - Fiscal 2022 Compared to Fiscal 2021

Revenue

During Fiscal 2022, we had revenue of $36,968,499 compared to revenue of $39,661,325 for Fiscal 2021, a decrease of $2,692,826, or approximately 7%. Of this revenue, $35,768,090 and $39,179,699 were from monitoring and other related services revenue during Fiscal 2022 and Fiscal 2021, respectively, representing a decrease of $3,411,609 or approximately 9%. The decrease in revenue was principally the result of a decrease of our North American monitoring operations driven by clients in Illinois, Virginia, the Bahamas and Indiana, partially offset by increases of our customers in Saudi Arabia, Canada and Chile.

Product and other revenue for Fiscal 2022 increased to $1,200,409 from $481,626 in the same period in 2021, an increase of $718,783 or approximately 149%. The increase in product and other revenue was largely due to higher international product sales, principally in Saudi Arabia. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. The availability of semiconductor parts has improved in the second half of calendar 2022; however, long lead time remain with certain parts. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

Cost of Revenue

During Fiscal 2022, cost of revenue totaled $19,615,543, compared to cost of revenue during Fiscal 2021 of $18,554,011, an increase of $1,061,532, or approximately 6%. The increase in cost of revenue was largely the result of higher software amortization of $930,163, higher server costs of $416,517, higher communication costs of $119,119 and higher repair costs of $265,700. These increases were offset by lower lost, stolen and damaged device costs of $96,167, lower monitoring costs of $627,160, lower commission costs of $74,654 and lower device amortization of $94,560.

Depreciation and amortization included in cost of revenue for Fiscal Years 2022 and 2021, totaled $3,237,970 and $2,402,367, respectively. The increase of $835,603, or approximately 35%, largely represents software amortization of our new monitoring platform which began in July 2021. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During Fiscal 2022, gross profit totaled $17,352,956, resulting in a 47% gross margin, compared to $21,107,314, or a 53% gross margin, during Fiscal 2021, a decrease of $3,754,358. The decrease in absolute gross profit of $3,754,358 is due to a decrease in revenue of $2,692,826 and increases in certain costs of revenue, including higher depreciation and amortization costs of $835,603, higher server costs, higher device repair costs, higher software maintenance costs, higher communication costs and higher product sales costs, partially offset by lower monitoring costs and lower lost, stolen and damaged costs.

General and Administrative Expense

During Fiscal 2022, our general and administrative expense totaled $12,462,931, compared to $10,232,116 for Fiscal 2021. The increase of $2,230,815, or approximately 22%, in general and administrative cost resulted largely from the impairment of intangible assets of $1,728,961 associated with the discontinuance of two product lines, higher insurance costs of $268,307, higher legal and professional fees of $372,987, partially offset by lower payroll expense of $601,108 and lower bad debt of $142,123.

Selling and Marketing Expense

For Fiscal 2022, our selling and marketing expense was $2,993,749 compared to $2,716,283 for Fiscal 2021. The increase of $277,466 or approximately 10% resulted largely from higher wages and related payroll taxes of $85,993, higher travel costs of $70,189 and higher trade show costs of $64,664.

Research and Development Expense

During Fiscal 2022, we incurred research and development expense of $2,432,448 compared to those costs recognized during Fiscal 2021 totaling $1,548,527, an increase of $883,921 or approximately 57%. The increase was largely the result of continuous improvements of our existing software, resulting in increased payroll and related tax expense of $689,222 after our implementation and subsequent commencement of amortization of our new monitoring software, higher outside service costs of $38,920 and higher travel costs of $35,461. As a result of the implementation of our new monitoring software on July 1, 2021, capitalization of developed technology decreased to $865,263 during Fiscal 2022, which represents technology projects currently in development, compared to $1,349,550, which was capitalized in Fiscal 2021. A portion of this expense would have been recognized as research and development expense, absent the significant enhancements to the technology.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During Fiscal 2022, depreciation and amortization included in operating expense totaled $1,563,729, compared to $1,896,481 for Fiscal 2021. This was a decrease of $332,752, or approximately 18%, was largely due to fully depreciated assets.

Other Income (Expense)

During Fiscal 2022, total other expense was $4,406,973 compared to $554,392 during Fiscal 2021, an increase of $3,852,581. The increase in Fiscal 2022 was primarily due to a legal settlement of $1,600,000 offset principally by the forgiveness of an accrued expense by a significant vendor of approximately $633,000, compared to income from extinguishment of debt of $1,000,756 related principally to the forgiveness of a $932,000 PPP loan and a note receivable of $67,566 in Fiscal 2021, negative exchange rate movement of $2,234,379 caused by the approximate 19% appreciation of the US Dollar vs. the Chilean Peso in Fiscal 2022 and lower interest expense of $200,806. The lower interest expense was primarily due to the restructuring of the Conrent Amended Facility. See Note 7 to the Consolidated Financial Statements.

Income taxes

During Fiscal 2022, income tax expense totaled $883,488 compared to $717,109 during Fiscal 2021. Tax expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Income (Loss) Attributable to Common Stockholders

We had a net loss for Fiscal 2022 totaling ($7,390,362) or $(0.64) and $(0.64) per basic and diluted common share, respectively, compared to net income of $3,442,406 or $0.30 and $0.29 per basic and diluted common share for Fiscal 2021. This net loss is largely due to lower gross profit, higher general and administrative expense, higher selling and marketing expense, higher research and development expense, higher other expense and higher tax expense, partially offset by lower depreciation and amortization. The higher general and administrative expense was primarily due to the impairment of intangible assets.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities. As of September 30, 2022, excluding interest, approximately $42.9 million is still owed to Conrent under the Amended Facility.

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

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed the Amended Facility, which extended the maturity date of the Amended Facility Agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments were scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of September 30, 2022, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

No additional funds were borrowed in the fiscal year ended September 30, 2022. See Note 7 to the Consolidated Financial Statements for the loan balances at September 30, 2022.

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

Net Cash Flows Provided by Operating Activities.

During Fiscal 2022, we had net loss of ($7,390,362) and we had cash flows from operating activities of $802,961, compared to net income from continuing operations of $3,442,406 and cash flows from operating activities of $4,822,182 for Fiscal 2021. The decrease in cash from operations was largely the result of lower operating income and a decrease in accounts payable and accrued liabilities, partially offset by a lower use of cash related to performance bonds and monitoring center assets and a decline in accounts receivable.

Net Cash Flows used in Investing Activities.

The Company used $3,060,280 of cash for investing activities during Fiscal 2022, compared to $4,507,696 of cash used during Fiscal 2021, a decrease of $1,447,416. Cash used for investing activities was used for significant enhancements of our software platform and for purchases of monitoring and other equipment to meet customer demand during Fiscal 2022. Capitalized software decreased by $484,287 compared to the prior period.

Net Cash Flows Provided by (used in) Financing Activities.

($515,500) of cash was used in financing activities during Fiscal 2022, compared to $1,377,224 of cash provided by financing activities during Fiscal 2021. During the Fiscal Years 2022 and 2021, the Company received net proceeds of $0 and $1,943,213 from borrowings, respectively and made principal payments of $494,626 and $275,628 on notes payable, respectively. The net proceeds of $1,943,213 received in Fiscal 2021 was for the new Chile monitoring center buildout.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2022, the Company had unrestricted cash of $5,311,104, compared to unrestricted cash of $8,421,162 as of September 30, 2021. As of September 30, 2022, we had working capital of $7,296,297, compared to working capital of $9,190,430 as of September 30, 2021. This decrease in working capital of $1,894,133 is principally due to the purchase of monitoring equipment and parts as well as the settlement of the Sabag legal matter described in Item 3, partially offset by cash provided by operations.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extended the maturity date of the agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility Agreement from 8% to 4%. On June 28, 2021, the Company restarted interest payments to Conrent which have been made semi-annually since that time. See Note 7 to the Consolidated Financial Statements.

During Fiscal 2021, the Company borrowed approximately $1.95 million though six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed in Fiscal 2022. See Note 7 to the Consolidated Financial Statements.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability prior to 2021; however, the rise in inflation experienced in 2021 and so far in 2022 have impacted the Company’s cost of labor and materials.

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

Bond guarantees

As of September 30, 2022, Company has two performance bonds in connection with a foreign customer totaling $2,027,970 (collectively, the “Performance Bonds”) of which $1,449,497 is held in an interest-bearing account on behalf of the customer. The remaining amount of $578,473 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held in cash on the Performance Bonds will be released approximately 90 days after the expiration of the Performance Bonds, as follows: $284,426 in calendar year 2023 and 1,165,071 in calendar year 2024. In March 2021, the Company has placed a $653,220 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released upon acceptance by the foreign customer. See Note 12 to the Consolidated Financial Statements.

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

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and leased devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue.

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

Impairment of Long-Lived Assets and Goodwill

We review our long-lived assets including goodwill and intangibles for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable, and in the case of goodwill, at least annually. We evaluate whether events and circumstances have occurred which indicate possible impairment as of each balance sheet date. We use an equity method of the related asset or group of assets in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its market value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are an identifiable fair market value that is independent of other groups of assets. See Note 13 to the Consolidated Financial Statements.

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

We had $6,095,403 and $6,155,718 in foreign currency revenue for Fiscal Years 2022 and 2021, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange expense of $1,619,018 and foreign exchange gain $615,361 in Fiscal Years 2022 and 2021, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments for hedging purposes given our approximate 16% of revenue in one local currency offset by significant expenses in the same local currency. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Guy Dubois	64	Chairperson of the Board
Karen Macleod	59	Director
Karim Sehnaoui	44	Director
Derek Cassell	49	Chief Executive Officer
Peter K. Poli	61	Chief Financial Officer
Matthew Swando	47	Chief Revenue Officer

Guy Dubois was appointed as a director in December 2012 and served as Chair of the Board since February 2013. Mr. Dubois tendered his resignation as a director on December 8, 2022, effective December 31, 2022.  Mr. Dubois previously served as our Chief Executive Officer from September 2016 to December 2017. Mr. Dubois is the Founder and Chairman of Singapore-based Tetra House Pte. Ltd., a provider of bespoke consulting and advisory services out of Singapore. He is co-founder of Circo3, a regulated capital arrangement company with a platform approach to the investor capital raising business. Mr. Dubois is a former director and Chief Executive Officer of Gategroup AG, and previously held various executive leadership roles at Gate Gourmet Holding LLC. Mr. Dubois has held executive management positions at Roche Vitamins Inc. in New Jersey, as well as regional management roles in that firm’s Asia Pacific operations. Mr. Dubois also served the European Organization for Nuclear Research (CERN) team in Switzerland in various roles, including as its Treasurer and Chief Accountant. Additionally, Mr. Dubois worked with IBM in Sweden as Product Support Specialist for Financial Applications. A Belgian citizen, Mr. Dubois holds a degree in Financial Science and Accountancy from the Limburg Business School in Diepenbeek, Belgium.

Mr. Dubois’ extensive financial and management expertise and experience, in addition to his public company senior management and board experience, and the leadership he has shown in his positions with prior companies as well as his knowledge of the daily operations of the Company having previously served as Chief Executive Officer, made him a valuable asset to the Board and the Company.

Karen Macleod was appointed as a director in January 2016 having previously served as the Chief Executive Officer of Arete Group LLC, a professional services firm. Ms. Macleod currently serves on the Board of Cyngn, Inc and is Chair of the Compensation Committee and additionally serves on the Board of the Lakeland Hills YMCA. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ: RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the Audit Department of Deloitte from 1985 to 1994. Ms. Macleod served as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm, from 2014 to 2016, and was a director for Overland Solutions from 2006 to 2013. She additionally served as a director on the Board of the FWA (Financial Women’s Association) in New York and was a member of their Audit Committee from 2018-2021. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

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

Matthew Swando joined Track Group in 2017 as Vice President of Global Sales continuing a 21-year career in the electronic monitoring and offender supervision market. Prior to joining Track Group, Mr. Swando was employed as a Pretrial Services Investigator for Oakland County, MI; then spent 4 years with ProTech Monitoring, Inc. employed first as a Market Analyst, and later promoted to Regional Sales Manager. In April of 2004, Mr. Swando joined BI, Inc. as a Business Development Executive and became the Western Regional Sales Manager, National Sales Manager, and later Vice President of Sales overseeing all business development activities, strategy, and staff. In 2014, Mr. Swando was promoted to Divisional Vice President overseeing all divisional operations for BI, Inc. Mr. Swando holds both a B.S. in Criminal Justice from Central Michigan University with an emphasis on alternative corrections, and an M.A. in Criminology from the University of South Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors, and persons who beneficially own more than ten percent of our common stock, par value $0.0001 per share (“Common Stock”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater-than-ten-percent stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

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

Board Leadership Structure

In addition to the CEO’s leadership, the Board maintains effective independent oversight through a number of governance practices, including, open and direct communication with management, input on meeting agendas, and regular executive sessions.

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

The Board is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 21 times during the year ended September 30, 2022 and incumbent directors attended approximately 96% of the aggregate number of meetings of the Board exclusive of meetings where a Director was excused from attendance based upon the subject matter of discussion.

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

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2022 (“Fiscal 2022”) with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

Compensation Committee

We currently do not have a compensation committee of the Board or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board participates in the consideration of executive compensation. As such, the entire Board has the responsibility for developing and maintaining an executive compensation policy that creates a direct relationship between pay levels and corporate performance and returns to stockholders. The Board monitors the results of such policy to assure that the compensation payable to our executive officers provides overall competitive pay levels, creates proper incentives to enhance stockholder value, rewards superior performance, and is justified by the returns available to stockholders. The Board also has periodically retained outside benefit consultants to assess compensation policies and adjust as recommended.

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

Nominating and Corporate Governance Committee

We do not have a Nominating and Corporate Governance Committee. Our Board selects individuals to stand for election as members of the Board and does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. As such, the entire Board has the responsibility for identifying and recommending candidates to fill vacant and newly created Board positions, setting corporate governance guidelines regarding director qualifications and responsibilities, and planning for senior management succession.

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

Independent Directors

The Board has determined that Mr. Dubois and Ms. Macleod are currently the Company’s independent directors as defined by the rules and regulations of the OTC Markets. Mr. Dubois and Ms. Macleod meet the independence standards established by the OTC Markets and the SEC. In addition, the Board has determined that of its current directors, Ms. Macleod satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Board, and the designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Board.  Mr. Dubois tendered his resignation as a director on December 8, 2022, effective December 31, 2022.

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

Item 11.          Executive Compensation

The following discussion relates to the compensation of our Named Executive Officers (as defined below).

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2022 and 2021:

(a)	our principal executive officer;

(b)	our other two most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2022 and who had total compensation exceeding $100,000; and

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Derek Cassell	2022	$300,000	$350,980	$-	$100	$651,080
Chief Executive Officer and Former President	2021	$287,500	$165,000	$-	$100	$452,600

Peter Poli	2022	$275,000	$160,230	$-	$100	$435,330
Chief Financial Officer	2021	$262,500	$75,000	$-	$100	$337,600

Matt Swando	2022	$262,885	$138,103	$240,500	$100	$641,615
Chief Revenue Officer	2021	$226,250	$63,750	$-	$100	$290,100

(1)

This column represents the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. These amounts do not represent the actual value that may be realized by the Named Executive Officers.

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

A third amendment to the Cassell Employment Agreement was approved at a Board meeting held on December 18, 2020, and such amendment was executed on December 21, 2020 (the “Third Cassell Amendment”). Under the terms of the Third Cassell Amendment, effective January 1, 2021, Mr. Cassell’s employment was extended one year and on February 23, 2021, the Board approved an increase in Mr. Cassell’s base salary to $300,000 per year effective March 21, 2021. In the event of a change of control, Mr. Cassell shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Cassell shall become immediately vested and exercisable.

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

The Poli Amendment renewed effective January 1, 2021 and on February 23, 2021 the Board approved an increase in Mr. Poli’s base salary to $275,000 per year effective March 21, 2021. In the event of a change of control, Mr. Poli shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Poli shall become immediately vested and exercisable.

Swando Employment Agreement

On December 6, 2016, the Company entered into an employment agreement with Mr. Swando (the “Swando Employment Agreement”). Under the terms and conditions of the Swando Employment Agreement, Mr. Swando received a base salary equal to $185,000 per annum, and received a one-time grant of 25,000 registered shares of the Company’s Common Stock. One-half of these shares vested April 23, 2017, and the remaining one-half vested April 23, 2018. If the Company terminates Mr. Swando’s employment as a result of an involuntary termination, he would receive an amount equal to 6 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

A first amendment to the Swando Employment Agreement was executed on April 23, 2018. Under the terms of the Swando Employment, as amended (the “First Swando Amendment”), effective April 23, 2018, (i) Mr. Swando’s base annual salary was increased to $205,000, and (ii) in the event of a change of control, Mr. Swando shall be entitled to a cash payment equal to 6 months of his base annual salary, plus all restricted stock, warrants and options previously issued to Mr. Swando shall become immediately vested and exercisable, and (iii) for the purposes of any severance payment, the target bonus shall be deemed to be vested and earned.

A second amendment to the Swando Employment Agreement was executed on January 15, 2022 (the “Second Swando Amendment”). Under the terms of the Second Swando Amendment, Mr. Swando was promoted to Chief Revenue Officer. Mr. Swando’s base salary was increased to $275,000 per calendar year, and Mr. Swando’s bonus target level was set at fifty percent of his new base salary. Additionally, in the event of a change of control, Mr. Swando shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Swando shall become immediately vested and exercisable. Subject to the approval of the Company’s proposed 2022 Omnibus Equity Incentive Plan (the “Plan”) by the Board of Directors and the Company’s stockholders, Mr. Swando shall be entitled to a one-time grant of 185,000 share of common stock of the Company, subject to the terms and conditions of the Plan as approved.

Outstanding Equity Awards at September 30, 2022

There are no outstanding shares, stock option awards and warrants held by any of the Named Executive Officers as of September 30, 2022. However, Mr. Swando does have 123,333 shares that will vest in equal parts on April 13, 2023 and October 13, 2023.

Director Compensation

During the fiscal year ended September 30, 2022, each of our non-employee directors received $25,000 per quarter for serving on the Board, which fees were payable in cash. The members of the Board are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2022:

	Stock Awards ($)	Warrant Awards ($)	Cash ($)	Total Fees Earned ($)

Guy Dubois (1)	$-	$-	$100,000	$100,000
Karen Macleod	$-	$-	$100,000	$100,000
Karim Sehnaoui	$-	$-	$100,000	$100,000

(1)

Mr. Dubois served as the Company’s Chief Executive Officer from September 2016 until December 31, 2017. Effective January 1, 2018 he resigned from such position, and on December 8, 2022, Mr. Dubois tendered his resignation as a director of the Company and as Chair of the Board, effective December 31, 2022.

Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our non-employee directors as of December 1, 2022, all of which were granted in connection with their services as directors:

				Number of	Compensation
Name	Grant Date	Expiration Date	Exercise price	warrants	Expense

Guy Dubois (1)	1/2/2014	12/31/2023	$1.24	2,344	$12,014
	4/1/2014	3/31/2023	$1.24	2,432	$8,684
	6/3/2014	6/2/2023	$1.24	51,576	$300,326
	7/1/2014	6/30/2023	$1.24	2,647	$7,270
	1/15/2016	1/15/2023	$1.24	15,126	$45,008
	4/1/2016	3/31/2023	$1.24	14,286	$47,572
	7/1/2016	6/30/2023	$1.24	18,000	$53,454

Karen Macleod	7/1/2016	6/30/2023	$1.24	9,000	$37,154

(1)

Mr. Dubois served as the Company’s Chief Executive Officer from September 2016 until December 31, 2017. Effective January 1, 2018 he resigned from such position, and on December 8, 2022, Mr. Dubois tendered his resignation as a director of the Company and as Chair of the Board, effective December 31, 2022.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 1, 2022 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and dispositive power with respect to all securities they beneficially own. As of the Table Date, the applicable percentage ownership is based on 11,863,758 shares of our Common Stock issued and outstanding.

Beneficial ownership representing less than one percent of the issued and outstanding shares of a class is denoted with an asterisk (“*”). Holders of Common Stock are entitled to one vote per share.

	Common Stock
	Shares	%
Name and Address of Beneficial Owner (1)
5% Beneficial Owners:
ETS Limited (2)	4,871,745	41.1%
Safety Invest S.A., Compartment Secure I (3)	1,740,697	14.7%

Directors and Named Executive Officers:
Guy Dubois (4)	466,331	3.9%
Karen Macleod (5)	82,744	0.7%
Karim Sehnaoui (6)	14,021	0.1%
Derek Cassell (7)	317,209	2.7%
Peter Poli (8)	187,241	1.6%
Matt Swando (9)	205,340	1.7%
All directors and executive officers as a group (5 persons)	1,272,886	10.7%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

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

(4)

Holdings consist of 359,920 shares of Common Stock owned of record and 106,411 shares of Common Stock issuable upon exercise of stock purchase warrants.  Mr. Dubois tendered his resignation as a director on December 8, 2022, effective December 31, 2022.

(5)	Holdings includes 73,744 shares of Common Stock owned of record and 9,000 shares of Common Stock issuable upon exercise of stock purchase warrants.

(6)	Holdings include 14,021 shares of Common Stock owned of record.

(7)	Holdings include 317,209 shares of Common Stock owned of record.

(8)	Holdings include 187,241 shares of Common Stock owned of record.

(9)	Holdings include 205,340 shares of Common Stock owned of record subject to additional vesting in April and October 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2022 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	160,881	(1)	$1.24	242,218	(2)

Equity compensation plans not approved by security holders	-		-	-
Total	160,881		$1.24	242,218

(1)

Consists of shares of our Common Stock issuable upon exercise of outstanding options issued under the Company’s 2012 Equity Compensation Plan (the “2012 Plan”), and the Company’s 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). Excludes 25,352 options from the 2012 Plan that expired unexercised on October 14, 2022.

(2)	Consists of shares of our Common Stock reserved for future issuance under the 2012 Plan and the 2022 Plan.

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

Item 14. Principal Accounting Fees and Services

During the years ended September 30, 2022 and 2021, Eide Bailly, LLP (“Eide Bailly”) served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2022 and 2021 and fees and other expenses for other services rendered during those periods.

	2022	2021

Audit Fees (1)	$192,135	$183,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$44,220	$35,700
All Other Fees (4)	$20,080	$11,500
Total	$256,435	$230,200

(1)

Audit services in 2022 and 2021 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters including reviews of interim financial statements from our quarterly reports. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	There were no audit-related fees for the years ended September 30, 2022 and 2021.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the audit of the 401(k) financial statements and an S-8 registration in 2022.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board of Directors has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2018, and the full Board approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2021 (“Fiscal 2021”). Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board of Directors now pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board for Fiscal 2022.

Auditor Independence

Our Audit Committee and the full Board of Directors considered that the work done for us in Fiscal 2022 and Fiscal 2021, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 16, 2022

The full Board of Directors of Track Group, Inc. (the “Board”), serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2022. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”).

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2.   Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date

3(i)(1)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016		Exhibit 3(i)(3) to the Company’s Current Report on Form 8-K	August 9, 2016
3(i)(2)	Certificate of Conversion Converting Track Group, Inc., a Utah corporation, to Track Group, Inc., a Delaware corporation, dated August 5, 2016		Exhibit 3(i)(4) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
3(i)(3)	Certificate of Incorporation of Track Group, Inc., a Delaware corporation, dated August 6, 2016		Exhibit 3(i)(5) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
3(1)(4)	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, dated October 12, 2017		Exhibit 3.1 to the Company’s Current Report on Form 8-K	October 13, 2017
3(ii)(2)	Bylaws of Track Group, Inc., a Delaware corporation		Exhibit 3(ii)(2) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
10.1	2012 Equity Incentive Award Plan

Appendix II to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2011, amended in accordance with the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2015

10.2	Amended and Restated Facility Agreement, dated June 30, 2015, by and between Track Group, Inc. and Conrent Invest S.A, acting on behalf of its compartment “Safety 2”, dated June 30, 2015		Exhibit 10.1 to the Company’s Current Report on Form 8-K	July 15, 2015

10.4	Loan Agreement, by and between Conrent Invest S.A., acting with respect to its Compartment Safety III, and Track Group, Inc., dated May 1, 2016		Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q	May 9, 2016
10.5	Employment agreement, by and between Track Group Inc. and Peter Poli, dated December 12, 2016		Exhibit 10.1 to the Company’s Current Report on Form 8-K	December 16, 2016
10.6	Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016		Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017
10.7	Services Agreement, dated December 7, 2016		Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017
10.8	Amendment No. 1 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017		Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017
10.9	Amendment No. 1 to Employment Agreement by and between Track Group, Inc. and Peter K. Poli dated, January 3, 2018		Exhibit 10.1 to the Company’s Current Report on Form 8-K	January 5, 2018
10.10	Amendment No. 2 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated January 3, 2018		Exhibit 10.2 the Company’s Current Report on Form 8-K	January 5, 2018
10.11	Monitoring Services Agreement by and between Track Group, Inc. and Marion County Community Corrections Agency, dated December 18, 2017		Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 8, 2018
10.12	Monitoring Services Agreement by and between Track Group, Inc. and Gendarmeria of Chile, the Republic of Chile’s uniformed prison service, dated July 29, 2020		Exhibit 10.1 to the Company’s Current Report on Form 8-K	August 17, 2020
10.13	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated July 19, 2018		Exhibit 10.1 to the Company’s Current Report on Form 8-K	July 19, 2018
10.14	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated February 24, 2019		Exhibit 10.1 to the Company’s Current Report on Form 8-K	February 28, 2019
10.15	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated January 10, 2020		Exhibit 10.1 to the Company’s Current Report on Form 8-K	January 15, 2020
10.17	Monitoring Services Agreement between Track Group, Inc. and Gendarmeria de Chile, the Republic of Chile’s uniform prison service, dated July 29, 2020		Exhibit 10.1 to the Company’s Current Report on Form 8-K	August 17, 2020
10.18	Amendment No. 3 to Employment Agreement between Track Group, Inc. and Derek Cassell, dated December 1, 2016		Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 23, 2020
10.19	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated December 21, 2020		Exhibit 10.1 to the Company’s Current Report on Form 8-K	December 23, 2020
10.20

Amendment No. 4 to the Executive Employment Agreement between Track Group, Inc. and Derek Cassell  Dated December 15, 2021 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K, filed).

			Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 16, 2021
10.21	Employment Agreement by and Between Track Group Inc. and Matthew Swando dated December 6, 2016.		Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.22	Amendment No. 1 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated April 23, 2018.		Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.23	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated January 15, 2022.		Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.24	2022 Omnibus Equity Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed).		Annex A to the Company’s Definitive Proxy Statement on Schedule 14A	February 24, 2022
10.25	Settlement Agreement and Mutual Release entered into by the Company, Eli Sabag, Sapinda Asia Limited and Lars Windhorst, dated June 10, 2022		Exhibit 10.1 to the Company’s Current Report on Form 8-K	June 14, 2022
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed).		Exhibit 14.1 to the Company’s Annual Report on Form 10-K	December 19, 2017
21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed).		Exhibit 21 to the Company’s Annual Report on Form 10-K	January 28, 2019
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.
Date: December 16, 2022	By:	/s/ Derek Cassell
Derek Cassell
Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2022	By:	/s/ Peter K. Poli
Peter K. Poli Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Dubois	Chairman of the Board	December 16, 2022
Guy Dubois

/s/ Karen Macleod	Director	December 16, 2022
Karen Macleod

/s/ Karim Sehnaoui	Director	December 16, 2022

Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Track Group, Inc.

Naperville, IL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Recoverability of Goodwill

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company’s balance of goodwill was $8,061,002. The determination of the recoverability of goodwill requires management to make significant assumptions and complex judgments related to fair value of the goodwill.  On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill.

We identified the recoverability of goodwill as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s analysis relating to their identification of reporting units, which is the unit of accounting for which goodwill is assigned and tested for impairment.
●

Gaining an understanding of management’s processes, controls and methodology for determining and developing the fair value estimate, including evaluating the appropriateness of the income approach and market approach used to develop the fair value estimate.

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

Denver, Colorado

December 16, 2022

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND 2021

	September 30,	September 30,
Assets	2022	2021
Current assets:
Cash	$5,311,104	$8,421,162
Accounts receivable, net of allowance for doubtful accounts of $102,570 and $91,262, respectively	6,236,555	7,163,615
Prepaid expense and deposits	769,006	998,589
Inventory, net of reserves of $0 and $0, respectively	1,053,245	305,210
Other current assets	284,426	-
Total current assets	13,654,336	16,888,576
Property and equipment, net of accumulated depreciation of $1,829,588 and $2,615,967, respectively	170,329	202,226
Monitoring equipment, net of accumulated depreciation of $5,950,639 and $5,977,093, respectively	3,624,101	3,068,100
Intangible assets, net of accumulated amortization of $14,804,269 and $17,607,457, respectively	15,661,417	20,434,143
Goodwill	8,061,002	8,519,998
Deferred tax asset	-	101,159
Other assets	3,509,655	4,309,040
Total assets	$44,680,840	$53,523,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,858,915	$2,821,982
Accrued liabilities	3,042,443	4,350,030
Current portion of long-term debt	456,681	526,134
Total current liabilities	6,358,039	7,698,146
Long-term debt, net of current portion	42,979,243	43,452,216
Long-term liabilities	398,285	3,650
Total liabilities	49,735,567	51,154,012

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,524,978 shares outstanding, respectively	1,186	1,152
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,437,593	302,250,954
Accumulated deficit	(306,218,889)	(298,828,527)
Accumulated other comprehensive loss	(1,274,617)	(1,054,349)
Total equity (deficit)	(5,054,727)	2,369,230
Total liabilities and stockholders’ equity (deficit)	$44,680,840	$53,523,242

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Revenue:
Monitoring and other related services	$35,768,090	$39,179,699
Product sales and other	1,200,409	481,626
Total revenue	36,968,499	39,661,325

Cost of revenue:
Monitoring, products and other related services	16,377,573	16,151,644
Depreciation and amortization	3,237,970	2,402,367
Total cost of revenue	19,615,543	18,554,011

Gross profit	17,352,956	21,107,314

Operating expense:
General & administrative	12,462,931	10,232,116
Selling & marketing	2,993,749	2,716,283
Research & development	2,432,448	1,548,527
Depreciation & amortization	1,563,729	1,896,481
Total operating expense	19,452,857	16,393,407

Operating income (loss)	(2,099,901)	4,713,907

Other income (expense):
Interest income	162,975	21,573
Interest expense	(1,991,302)	(2,192,108)
Currency exchange rate gain (loss)	(1,619,018)	615,361
Other income/(expense), net	(959,628)	1,000,782
Total other income (expense)	(4,406,973)	(554,392)
Net income (loss) before income taxes	(6,506,874)	4,159,515
Income tax expense	883,488	717,109
Net income (loss) attributable to common stockholders	(7,390,362)	3,442,406
Foreign currency translation adjustments	(220,268)	(133,276)
Comprehensive income (loss)	$(7,610,630)	$3,309,130
Net income (loss) per share – basic
Net income (loss) per common share	$(0.64)	$0.30
Weighted average common shares outstanding	11,634,449	11,450,269
Net income (loss) per share – diluted:
Net income (loss) per common share	$(0.64)	$0.29
Weighted average common shares outstanding	11,634,449	12,036,577

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Stock-based compensation			207,547			207,547
Issuance of Common Stock to employees for services	285,000	29	(29)			-
Foreign currency translation adjustments					(220,268)	(220,268)
Issuance of Common Stock for options/warrants exercised	53,780	5	(5)			-
Cash received for options/warrants exercised			10,570			10,570
Tax withheld on issuance of Common Stock for options/warrants exercised			(31,444)			(31,444)
Net loss				(7,390,362)		(7,390,362)
Balance as of September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2020	11,414,150	$1,141	$302,270,242	$(302,270,933)	$(921,073)	$(920,623)

Foreign currency translation adjustments	-	-	-	-	(133,276)	(133,276)
Issuance of Common Stock for options/warrants exercised	110,828	11	(11)	-	-	-
Cash received for options/warrants exercised	-	-	10,823	-	-	10,823
Tax withheld on issuance of Common Stock for options/warrants exercised	-	-	(30,100)	-	-	(30,100)
Net income	-	-	-	3,442,406	-	3,442,406
Balance as of September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(7,390,362)	$3,442,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,801,699	4,298,848
(Recovery of)/Bad debt expense	(16,814)	125,309
Stock based compensation	207,547	-
Loss on monitoring equipment included in cost of sales	280,783	376,950
Amortization of debt issuance costs	137,540	47,667
Amortization of monitoring center assets included in cost of revenue	494,001	109,416
Impairment of intangible assets and loss from disposal of fixed assets	1,729,658	-
Income on forgiveness of expense/debt	(633,471)	(1,000,756)
Foreign currency exchange (gain) loss	1,619,018	(615,361)
Change in assets and liabilities:
Accounts receivable, net	693,752	(1,820,091)
Inventories	(748,035)	4,200
Prepaid expense, deposits, deferred tax assets and other assets	284,048	(2,432,877)
Accounts payable and accrued expense	(656,403)	2,286,471
Net cash provided by operating activities	802,961	4,822,182

Cash flow from investing activities:
Purchase of property and equipment	(117,177)	(126,720)
Capitalized software	(865,263)	(1,349,550)
Purchase of monitoring equipment and parts	(2,077,840)	(3,031,426)
Net cash used in investing activities	(3,060,280)	(4,507,696)

Cash flow from financing activities:
Proceeds from long-term debt	-	1,943,213
Payment of deferred financing fees	-	(271,084)
Principal payments on long-term debt	(494,626)	(275,628)
Employee tax withholdings related to net share settlement of equity-based awards	(31,444)	(30,100)
Proceeds from exercise of employee stock options	10,570	10,823
Net cash provided by (used in) financing activities	(515,500)	1,377,224

Effect of exchange rate changes on cash	(337,239)	(32,647)

Net increase (decrease) in cash	(3,110,058)	1,659,063
Cash, beginning of year	8,421,162	6,762,099
Cash, end of year	$5,311,104	$8,421,162

	2022	2021
Cash paid for interest	$1,870,204	$696,149
Cash paid for taxes	$212,268	$406,672
Non-cash investing and financing activities
Interest previously in accrued liabilities and added to Notes Payable (See Note 7)	$-	$12,531,556

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2022 and 2021, the Company had an accumulated deficit of $306,218,889 and $298,828,527, respectively. The Company incurred a net loss of ($7,390,362) and net income of $3,442,406 for the years ended September 30, 2022 and 2021, respectively. The Company also has $42,864,000 of debt maturing in July 2024 and six notes payable maturing between February 2, 2024 and February 17, 2025 related to the construction of two monitoring centers related to a new contract, with outstanding balances due for the six notes totaling $818,514 at September 30, 2022 (See Note 7). The Company’s continuation of profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it achieved on an operating basis in Fiscal 2021 and was close to achieving in Fiscal 2022 excluding the approximate $1.7 million asset impairment. In addition, the Company needs to resolve its largest debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2022. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, customer relationships, trade name, capitalized software development costs, and capitalized website development costs. The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, which range from three to twenty years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment. See Note 13.

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

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2022 and 2021.

	2022	%	2021	%
Customer A	$6,095,403	16%	$6,155,718	16%
Customer B	4,871,073	13%	6,119,965	15%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2022 or 2021.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2022 and 2021, respectively, are shown in the table below:

	2022	%	2021	%
Customer A	1,346,854	22%	1,150,046	16%
Customer B	714,399	11%	1,052,538	15%
Customer C	675,725	11%	753,618	11%

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $3,037,903 and $5,907,344 of cash deposits in excess of federally insured limits as of September 30, 2022 and 2021, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The allowance is estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected. For the fiscal years ended September 30, 2022 and September 30 2021, the Company wrote-off fully reserved accounts receivables of $201,469 and $91,611, respectively.

Prepaid Expense and Other

Prepaid assets and other is comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months after the Company’s contractual obligation has been completed and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of  parts used for minor repairs of ReliAlert™, and other tracking devices as well as completed circuit boards used to manufacture new devices and components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2022 and September 30, 2021, inventory consisted of the following:

	2022	2021
Parts to repair devices, components and circuit board inventory	$1,053,245	$305,210
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$1,053,245	$305,210

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new product or repair a significant amount of damaged inventory or monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $0 and $11,103 during the years ended September 30, 2022 and 2021, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized.

Property and equipment consisted of the following as of September 30, 2022 and 2021, respectively:

	2022	2021
Equipment, software and tooling	$1,399,288	$1,332,379
Automobiles	4,187	5,034
Leasehold improvements	380,586	1,268,486
Furniture and fixtures	215,856	212,294
Total property and equipment before accumulated depreciation	1,999,917	2,818,193
Accumulated depreciation	(1,829,588)	(2,615,967)
Property and equipment, net of accumulated depreciation	$170,329	$202,226

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2022 and September 30, 2021, the Company disposed of $794,555 and $202,353 fully depreciated fixed assets, respectively. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2022 and 2021 was $144,054 and $309,869, respectively.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and five years. Monitoring equipment as of September 30, 2022 and 2021 is as follows:

	2022	2021
Monitoring equipment	$9,574,740	$9,045,193
Less: accumulated depreciation	(5,950,639)	(5,977,093)
Monitoring equipment, net of accumulated depreciation	$3,624,101	$3,068,100

Depreciation expense for the fiscal years ended September 30, 2022 and 2021 was $1,380,558 and $1,475,118, respectively. This expense was classified as a cost of revenue.

During the fiscal years ended September 30, 2022 and 2021, the Company recorded charges of $280,783 and $365,847, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are expensed in Monitoring, product and other related services in the Consolidated Statements of Operations.

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

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and leased devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. The rates for leased devices and monitoring services are considered to be stated at their individual stand-alone selling prices. The Company recognizes revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from invoice date. In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue transactions associated with the sale of devices and replacement parts comprise a single performance obligation. We satisfy the performance obligation when the Company has transferred control of the product to the customer and they receive substantially all of the benefits. Transfer of control passes to customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. The transaction price is determined based upon the invoiced sales price and payment terms for the transaction depends on the agreement with the customer and payment is generally required within 60 days or less of shipment. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

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

During the fiscal year ended September 30, 2022 and September 30, 2021, the Company incurred research and development expense of $2,432,448 and $1,548,527, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2022 and 2021 was $14,037 and $15,961, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2022 and September 30, 2021, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2022, none of the outstanding common share equivalents were included in the computation of diluted net income per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2022 (excluding 25,352 options that expired unexercised on October 14, 2022) and 2021 consisted of the following:

	2022	2021
Issuable Common Stock options and warrants	160,881	457,075
Total Common Stock equivalents	160,881	457,075

At September 30, 2022 all stock options and warrants had exercise prices that were above the market price of $0.51 per share and have not been included in the diluted earnings per share calculations. At September 30, 2021, 442,075 of the 457,075 stock options and warrants had exercise prices that were below the market price of $3.00, and thus have been included in the diluted earnings per share calculation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

N/A

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

Monitoring and Other Related Services. Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and leased devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. Monitoring revenue is recognized ratably over time, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue.

The balance of accounts receivable at September 30, 2022 of $6,236,555 includes an unbilled balance of $777,514. The balance of accounts receivable at September 30, 2021 of $7,163,615 includes an unbilled balance of $420,697 and the balance of accounts receivable at September 30, 2020 of $5,546,213 includes an unbilled balance of $509,095. The balance of the deferred revenue at September 30, 2022, September 30, 2021 and September 30, 2020 was $3,299, $22,500 and $147,921, respectively, and were included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $120,958 and $155,518 of deferred revenue in the fiscal years ended September 30, 2022 and September 30, 2021, respectively.

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

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Twelve Months Ended September 30, 2022		Twelve Months Ended September 30, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$26,427,402	72%	$29,053,294	73%
Latin America	9,389,482	25%	10,186,554	26%
Other	1,151,615	3%	421,477	1%
Total	$36,968,499	100%	$39,661,325	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for fiscal year ended September 30, 2022 and 99% for the fiscal year ended September 30, 2021) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, the United Kingdom and Vietnam.

(4)	Other Assets

As of September 30, 2022 and September 30, 2021, respectively, the balance of other assets was $3,509,655 and $4,309,040, respectively. Other assets at September 30, 2022 are comprised largely of cash used as collateral for Performance Bonds (as defined in Note 12), as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Company incurred approximately $1.5 million in costs for the monitoring centers and related equipment at September 30, 2022. The Santiago monitoring center began monthly amortization in Monitoring, products and other related service costs on the Consolidated Statement of Operations over the life of the new contract in June 2021. Amortization of costs related to the monitoring centers for the twelve-months ended September 30, 2022 were $494,001. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 7 for details of the borrowings related to the monitoring centers construction and equipment.

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Accrued payroll, taxes and employee benefits	$1,412,055	$2,279,454
Deferred revenue	3,299	22,500
Accrued taxes - foreign and domestic	371,293	23,022
Accrued other expense	123,752	236,386
Accrued legal and other professional costs	57,905	738,306
Accrued costs of revenue	352,060	248,963
Right of use liability	177,431	162,313
Deferred financing fees	88,685	180,000
Accrued interest	455,963	459,086
Total accrued liabilities	$3,042,443	$4,350,030

On March 1, 2021 accrued interest outstanding related to the Conrent Amended Facility Agreement was capitalized, increasing the principal of the outstanding loan. See Note 7.

(6)	Related Parties

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board in his current capacity as a senior executive at ADS.

(7)	Debt Obligations

Debt obligations, net of debt issuance costs, as of September 30, 2022 and 2021 consisted of the following:

	September 30, 2022	September 30, 2021

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. Unamortized issuance costs at September 30, 2022 are $210,351. The Company paid $876,331 and $862,043 interest on this loan on January 5, 2022 and June 30, 2022, respectively and intends to make its interest payments every six months going forward.	$42,653,649	$42,533,449

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	35,335	70,176

Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $11,352, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	177,463	332,354

Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $7,419, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	135,521	279,869

Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	79,375	153,984

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $161, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	51,278	101,447

Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $17,307, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	303,303	507,071

Total debt obligations	43,435,924	43,978,350
Less: current portion	(456,681)	(526,134)
Long-term debt, less current portion	$42,979,243	$43,452,216

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of September 30, 2022, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2022:

Twelve months ended September 30:	Total
2023	$456,681
2024	43,168,809
2025	57,024
2026	-
Total	43,682,514
Issuance costs	(246,590)
Debt obligations, net of unamortized issuance costs	$43,435,924

(8)	Preferred Stock

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

As of September 30, 2022, no shares of Series A Preferred were issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

On April 14, 2022, a member of the Board of Directors received an after tax total of 37,306 shares of Common Stock by exercising 64,665 and 8,868 warrants, through a net exercise provision of the Common Stock Purchase Warrant Agreement and the payment of taxes.

On April 13, 2022, a member of management received an award of 185,000 shares of Common Stock based on a Restricted Stock Agreement.

On April 13, 2022, another member of the management received an award of 100,000 shares of Common Stock based on a Restricted Stock Agreement.

On December 30, 2021, a member of the Board of Directors received 9,191 shares of Common Stock by exercising 9,191 warrants.

On December 28, 2021, a member of the Board of Directors received an after tax total of 7,283 shares of Common Stock by exercising 14,988 and 2,385 warrants, through a net exercise provision of the Common Stock Purchase Warrant Agreement and the payment of taxes.

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

The Company issued a nominal amount of stock for fully vested stock awards in fiscal 2021 and may issue stock in the future for warrants and options that were vested, but had not been exercised, at September 30, 2021.

During the fiscal years ended September 30, 2022 and 2021, no options to purchase shares of Common Stock were granted under the 2012 Plan. During the fiscal year 2022, the Company recorded $207,547 of expense related to Common Stock granted.

The Company recorded expense of $207,547 and $0 for the year ended September 30, 2022 and 2021, respectively, related to the 2022 Plan, and no expense for the years ended September 30, 2022 and 2021, respectively, related to the 2012 Plan. There were 215,000 shares of Common Stock available for issuance under the 2022 Plan as of September 30, 2022.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2022 and 2021, the Company granted no options and warrants to purchase shares of Common Stock under the 2012 Plan. The warrants for Board members vest immediately and expire five years from grant date and warrants or options issued to employees vest annually over either a two to three-year period and expire five years after the final vesting date of the grant. The Company recorded no expense for the fiscal years ended September 30, 2022 and 2021, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2022 and no future issuances are expected.

As of September 30, 2022, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2022 and 2021 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	685,259	$1.56	1.90	-
Granted	-	-		-
Expired	-	-		-
Exercised	(228,184)	$(1.21)		-
Outstanding as of September 30, 2021	457,075	$1.74	1.04	-
Granted	-	-		-
Expired	(196,097)	(2.41)		-
Exercised	(100,097)	(1.23)		-
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$225
Exercisable as of September 30, 2022	160,881	$1.24	0.60	$225

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.51 per share at September 30, 2022.

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

For the fiscal years ended September 30, 2022 and 2021, the Company incurred no net losses for income tax purposes. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2022, the Company had net carryforwards available to offset future taxable income of approximately $168,513,709, $31,947,293 of which expires during the year ended September 30, 2023. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2022, or on net deferred tax asset as of September 30, 2021. In the past, ownership changes of the Company resulted in a Sec. 382 limitation on the future realizability of U.S. state NOLs.  Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of the Sec. 382 limitation did not result in an impact to the provision for income taxes for the year ended September 30, 2022, or on net deferred assets as of September 30, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2022 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2022	2021
Net loss carryforwards	$34,261,003	$34,505,872
Accruals and reserves	723,617	840,656
Severance indemnity reserve	76,918	88,495
Contributions	2,478	1,028
Depreciation and amortization	(219,722)	75,339
Stock-based compensation	109,397	633,677
Valuation allowance	(35,182,109)	(36,043,908)
Total	$(228,418)	$101,159

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2022 and 2021 are as follows:

	Fiscal Years Ended
	September 30,
	2022	2021
Federal income tax benefit at statutory rate	$(78,091)	$739,557
State income tax benefit, net of federal income tax effect	42,086	149,910
Effect of foreign income taxes	679,605	644,307
Return to Provision	(4,473)	65,144
Withholding Taxes	147,109	61,999
Deferred only adjustment	471,609	(896,662)
Gain/(Loss) on deductible expenses	487,442	120,624
Change in valuation allowance	(861,799)	(167,770)
Provision for income taxes	$883,488	$717,109

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2017 through September 30, 2022.  The Company was examined by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017. The examinations were closed as of November 29, 2021, with no additional tax assessment.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011, entered into by and between the Organo Administrativo Desconcentrado Prevencion y Readaptacion Social (“OADPRS”) of the then Public Security Department, and presently, an agency of the National Security Commission of the Department of the Interior, and SecureAlert, Inc., presently Track Group, Inc. The Company’s claim amount is upwards of $6.0 million. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims and analyzing its options. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. On August 26, 2021, the Court entered an order staying the Adversary Action pending the Court’s confirmation of the Commonwealth’s Proposed Plan of Adjustment, which was confirmed on March 15, 2022, and effective April 15, 2022. On April 14, 2022, the newly appointed Avoidance Action Trustee moved to establish case management procedures, which motion was granted in part on May 23, 2022, further extending the stay. The parties held a mediation on November 1,2022 but were unable to reach an agreement but left open the possibility of additional discussions. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Eli Sabag v. Track Group, Inc., et al. On March 12, 2020, Eli Sabag commenced an arbitration with the International Centre for Dispute Resolution, Case Number 01-20-0003-6931. The arbitration claim, as it pertains to the Company, alleged breach of the Share Purchase Agreement (“SPA”) between the Company and Sabag. To avoid the uncertainty and expense of continued arbitration, the Company reached a settlement of $1.6 million with the claimant on June 10, 2022. The settlement is recorded on the Condensed Consolidated Statement of Operations as “Other income (loss), net”.

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

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA. initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile. The Company asserts that it has complied with its contractual obligations and that any delays in so doing were not attributable to the Company. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel. The case remains pending.

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff, Jesus Valle Gonzalez filed a Complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was as a direct and immediate result of the gross negligence and guilty indifferent actions and omissions of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased. Plaintiff in this matter asserts his claim now having reached the age of majority. Plaintiff is requesting damages of no less than $1.5 million. The Company disputes the Plaintiff’s claims, and the Company’s Answer and Affirmative Defenses were filed June 29, 2022. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice.

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

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of September 30, 2022.

	September 30, 2022		September 30, 2021
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$575,716	$-	$165,963	$-
Accrued liabilities	-	177,431	-	162,313
Long-term liabilities	-	398,285	-	3,650

The following table summarizes the supplemental cash flow information for the year ended September 30, 2022:

	September 30, 2022	September 30, 2021
Cash paid for noncancelable operating leases included in operating cash flows	$272,921	$304,693
Right of use assets obtained in exchange for operating lease liabilities:	$626,047	$2,245

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2022 are:

Operating Leases
From October 2022 to September 2023	$198,236
From October 2023 to September 2024	163,851
From October 2024 to September 2025	91,480
From October 2025 to September 2026	93,267
From October 2026 to September 2027	78,740
Thereafter	-
Undiscounted Cash Flow	625,574
Less: imputed interest	(49,858)
Total	$575,716

Reconciliation to lease liabilities:
Lease liabilities - current	$177,431
Lease liabilities - long-term	398,285
Total Lease Liabilities	$575,716

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2022 were 4 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

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

Operating lease revenue associated with the Company’s monitoring equipment as of September 30, 2022 and 2021, respectively, are shown in the table below:

	2022	2021
Monitoring equipment operating revenue	$29,867,266	$33,749,781

Performance Bonds

As of September 30, 2022, the Company has two performance bonds in connection with a foreign customer totaling $2,027,970, (“Performance Bonds”) of which $1,449,497 is held in an interest-bearing account on behalf of the customer. The remaining amount of $578,473 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released after the expiration of the Performance Bonds and the consent of the customer, as follows: $284,426 in calendar year 2023, recorded in other current assets on the Consolidated Balance Sheet and $1,165,071 in calendar year 2024, recorded in other assets on the Consolidated Balance Sheet.

In March 2021, the Company placed a $653,220 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2,2024 will be released upon acceptance by the foreign customer.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond which will expire in January 2023 and 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense of $56,343 and $68,204 for the years ended September 30, 2022 and September 30, 2021, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2022 and 2021, respectively:

	September 30, 2022	September 30, 2021

Patent & royalty agreements	$21,120,565	$21,120,565
Developed technology	9,206,006	14,919,562
Customer relationships	-	1,860,000
Trade name	139,115	141,473
Total intangible assets	30,465,686	38,041,600
Accumulated amortization	(14,804,269)	(17,607,457)
Intangible assets, net of accumulated amortization	$15,661,417	$20,434,143

The intangible assets summarized above were purchased or developed on various dates from July 2011 through September 30, 2022. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2022 and 2021 was $3,277,088 and $2,513,862, respectively. The Company wrote-off fully amortized intangible assets at September 30, 2022 and September 30, 2021 of $1,860,000 and $1,353,425, respectively. In the fourth quarter of fiscal year 2022, based on future sales trends, operating margins and capital expenditures, the Company made a decision to discontinue the Shadow and InTouch products. This resulted in a developed technology impairment charge of $1,728,961 for the year ended September 30, 2022 and is recorded in general and administrative expense on the Consolidated Statements of Operations.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2022:

Fiscal Year	Amortization	STOP Royalty
2023	2,317,048	450,000
2024	2,364,084	187,500
2025	2,363,913	-
2026	2,363,913	-
2027	2,279,461
Thereafter	3,335,498
Total	$15,023,917	$637,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2022. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30, consisted of the following:

	September 30,
	2022	2021
Balance - beginning of year	$8,519,998	$8,220,380
Effect of foreign currency translation on goodwill	(458,996)	299,618
Balance - end of year	$8,061,002	$8,519,998

(14)	Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that no additional subsequent events have occurred that are reasonably likely to impact the financial statements.