Form 10-Q
period 2022-12-31
Track Group, Inc.
filed 2023-02-09
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of February 1, 2023 was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
Assets	2022	2022
Current assets:
Cash	$5,543,340	$5,311,104
Accounts receivable, net of allowance for doubtful accounts of $145,111 and $102,570, respectively	5,782,098	6,236,555
Prepaid expense and deposits	736,619	769,006
Inventory, net of reserves of $0 and $0, respectively	747,207	1,053,245
Other current assets	284,578	284,426
Total current assets	13,093,842	13,654,336
Property and equipment, net of accumulated depreciation of $1,863,916 and $1,829,588, respectively	155,977	170,329
Monitoring equipment, net of accumulated depreciation of $6,123,281 and $5,950,639, respectively	5,304,953	3,624,101
Intangible assets, net of accumulated amortization of $15,484,212 and $14,804,269, respectively	15,270,561	15,661,417
Goodwill	8,113,308	8,061,002
Other assets	3,714,629	3,509,655
Total assets	$45,653,270	$44,680,840

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,400,745	$2,858,915
Accrued liabilities	3,234,973	3,042,443
Current portion of long-term debt	518,756	456,681
Total current liabilities	7,154,474	6,358,039
Long-term debt, net of current portion	42,936,769	42,979,243
Long-term liabilities	366,374	398,285
Total liabilities	50,457,617	49,735,567

Commitments and contingencies (Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,499,343	302,437,593
Accumulated deficit	(306,182,505)	(306,218,889)
Accumulated other comprehensive loss	(1,122,371)	(1,274,617)
Total equity (deficit)	(4,804,347)	(5,054,727)
Total liabilities and stockholders’ equity (deficit)	$45,653,270	$44,680,840

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue:
Monitoring and other related services	$8,289,782	$9,469,729
Product sales and other	565,909	125,927
Total revenue	8,855,691	9,595,656

Cost of revenue:
Monitoring, products and other related services	3,901,994	3,931,578
Depreciation & amortization included in cost of revenue	773,019	863,849
Total cost of revenue	4,675,013	4,795,427

Gross profit	4,180,678	4,800,229

Operating expense:
General & administrative	2,754,521	2,498,359
Selling & marketing	729,470	697,872
Research & development	589,805	590,852
Depreciation & amortization	247,710	416,801
Total operating expense	4,321,506	4,203,884

Operating income (loss)	(140,828)	596,345

Other income (expense):
Interest expense, net	(419,550)	(481,560)
Currency exchange rate gain (loss)	483,151	(106,278)

Total other income (expense)	63,601	(587,838)
Income (loss) before income taxes	(77,227)	8,507
Income tax expense (benefit)	(113,611)	313,829
Net income (loss) attributable to common stockholders	36,384	(305,322)
Foreign currency translation adjustments	152,246	(22,858)
Comprehensive income (loss)	$188,630	$(328,180)

Net income (loss) per share – basic
Net income (loss) per common share	$0.00	$(0.03)
Weighted average common shares outstanding	11,863,758	11,525,315
Net income (loss) per share – diluted
Net income (loss) per common share	$0.00	$(0.03)
Weighted average common shares outstanding	11,863,758	11,966,723

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation	-	-	61,750	-	-	61,750
Foreign currency translation adjustments	-	-	-	-	152,246	152,246
Net income	-	-	-	36,384	-	36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230
Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$36,384	$(305,322)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,020,729	1,280,650
Bad debt expense (recovery)	39,041	(100,286)
Stock based compensation	61,750	-
Loss on monitoring equipment included in cost of revenue	66,644	99,297
Amortization of debt issuance costs	48,762	35,275
Amortization of monitoring center assets included in cost of revenue	133,304	75,947
Foreign currency exchange (gain) loss	(483,151)	106,278
Change in assets and liabilities:
Accounts receivable, net	469,642	688,994
Inventories	306,038	-
Prepaid expense, deposits, deferred tax assets and other assets	(192,380)	(82,817)
Accounts payable	536,982	(195,522)
Accrued liabilities	284,678	(320,857)
Net cash provided by operating activities	2,328,423	1,281,637

Cash flow from investing activities:
Purchase of property and equipment	(6,120)	(35,903)
Capitalized software	(159,089)	(88,607)
Purchase of monitoring equipment and parts	(2,023,407)	(751,030)
Net cash used in investing activities	(2,188,616)	(875,540)

Cash flow from financing activities:
Principal payments on long-term debt	(126,316)	(125,356)
Employee tax withholdings related to net share settlement of equity-based awards	-	(3,076)
Proceeds from exercise of employee stock options	-	10,570
Net cash used in financing activities	(126,316)	(117,862)

Effect of exchange rate changes on cash	218,745	(110,101)

Net increase in cash	232,236	178,134
Cash, beginning of period	5,311,104	8,421,162
Cash, end of period	$5,543,340	$8,599,296

Cash paid for interest	$46,056	$62,323
Cash paid for taxes	$72,213	$236,785

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2022, and results of its operations for the three months ended December 31, 2022. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. The results of operations for the three months ended December 31, 2022 may not be indicative of the results for the fiscal year ending September 30, 2023.

As of December 31, 2022 and September 30, 2022, the Company had an accumulated deficit of $306,182,505 and $306,218,889, respectively. The Company had net income of $36,384 and a net loss of $(305,322) for the three months ended December 31, 2022 and 2021, respectively. The Company also has $42,864,000 of debt maturing in July 2024 and six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers related to a new contract, with outstanding balances due for the six notes totaling $757,925 at December 31, 2022 (See Note 19). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it achieved on an operating basis in the fiscal year ended September 30, 2021 and was close to achieving in the fiscal year ended September 30, 2022 excluding the approximate $1.7 million asset impairment. In addition, the Company needs to resolve its largest debt obligation which matures on July 1, 2024. Management has evaluated the significance of these conditions and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date.

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and all other entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 in fiscal year 2024. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2022.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of December 31, 2022 and 2021, there were 160,881 and 15,000 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the three months ended December 31, 2022 and 2021, respectively, as their effect would be anti-dilutive.

At December 31, 2022 all stock options and warrants had exercise prices that were above the market price of $0.35, and have been excluded from the diluted earnings per share calculations. At December 31, 2021, 415,511 stock options and warrants had exercise prices that were below the market price of $2.28, and have been included in the diluted earnings per share calculations.

The common stock equivalents outstanding as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Issuable common stock options and warrants	160,881	430,511
Total common stock equivalents	160,881	430,511

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

The balance of accounts receivables at December 31, 2022 of $5,782,098 includes an unbilled balance of $695,346 and the balance of accounts receivable at September 30, 2022 of $6,236,555 includes an unbilled balance of $777,514. The balance of accounts receivable at September 30, 2021 of $7,163,615 includes an unbilled balance of $420,697. The balances of the deferred revenue at December 31, 2022, September 30, 2022 and September 30, 2021 are $2,010, $3,299, and $22,500, respectively and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $3,012 and $7,500 of deferred revenue in the three months ended December 31, 2022 and December 31, 2021, respectively.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,102,350	69%	$6,907,260	72%
Latin America	2,282,372	26%	2,551,722	27%
Other	470,969	5%	136,674	1%
Total	$8,855,691	100%	$9,595,656	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 94% and 99% for the three months ended December 31, 2022, and 2021, respectively) of the Company’s revenue. Latin America includes the Bahamas, Chile, Puerto Rico, Panama and the U.S. Virgin Islands, and other includes Canada and Saudi Arabia.

(9) PREPAID EXPENSE AND DEPOSITS

As of December 31, 2022, and September 30, 2022, the outstanding balance of prepaid expense and deposits was $736,619 and $769,006, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment.  As of December 31, 2022 and September 30, 2022, inventory consisted of the following:

	December 31, 2022	September 30, 2022
Monitoring equipment component boards inventory	$747,207	$1,053,245
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$747,207	$1,053,245

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment.

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Equipment, software and tooling	$1,412,675	$1,399,288
Automobiles	4,706	4,187
Leasehold improvements	383,502	380,586
Furniture and fixtures	219,010	215,856
Total property and equipment before accumulated depreciation	2,019,893	1,999,917
Accumulated depreciation	(1,863,916)	(1,829,588)
Property and equipment, net of accumulated depreciation	$155,977	$170,329

Property and equipment depreciation expense for the three months ended December 31, 2022 and 2021 was $23,595 and $38,627, respectively.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between three and five years. Monitoring equipment as of December 31, 2022 and September 30, 2022 was as follows:

	December 31, 2022	September 30, 2022
Monitoring equipment	$11,428,234	$9,574,740
Less: accumulated depreciation	(6,123,281)	(5,950,639)
Monitoring equipment, net of accumulated depreciation	$5,304,953	$3,624,101

Depreciation of monitoring equipment for the three months ended December 31, 2022 and 2021 was $342,068 and $393,781, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended December 31, 2022 and 2021, the Company recorded charges of $66,644 and $99,297, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at December 31, 2022 and September 30, 2022, respectively:

	December 31, 2022	September 30, 2022

Patent & royalty agreements	$21,120,565	$21,120,565
Developed technology	9,494,667	9,206,006
Trade name	139,541	139,115
Total intangible assets	30,754,773	30,465,686
Accumulated amortization	(15,484,212)	(14,804,269)
Intangible assets, net of accumulated amortization	$15,270,561	$15,661,417

The intangible assets summarized above were purchased or developed on various dates from July 2011 through December 31, 2022. Amortization expense for the three months ended December 31, 2022 and 2021 was $655,066 and $848,242, respectively and is included in cost of revenue and operating expense on the Condensed Consolidated Statements of Operations.

(14) GOODWILL

The following table summarizes the activity of goodwill at December 31, 2022 and September 30, 2022, respectively:

	December 31, 2022	September 30, 2022
Balance - beginning of year	$8,061,002	$8,519,998
Effect of foreign currency translation on goodwill	52,306	(458,996)
Balance - end of year	$8,113,308	$8,061,002

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2022.

(15) OTHER ASSETS

As of December 31, 2022 and September 30, 2022, respectively, the balance of other assets was $3,714,629 and $3,509,655, respectively. Other assets at December 31, 2022 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company is contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which will be owned by the customer when construction is completed. The Santiago and Puerto Montt monitoring centers cost amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three months ended December 31, 2022 were $133,304. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of December 31, 2022 and September 30, 2022.

	December 31, 2022		September 30, 2022
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$540,979	$-	$575,716	$-
Accrued liabilities	-	174,605	-	177,431
Long-term liabilities	-	366,374	-	398,285

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Cash paid for noncancelable operating leases included in operating cash flows	$69,992	$67,276
Right of use assets obtained in exchange for operating lease liabilities	$5,459	$78,458

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2022 are:

Operating Leases
From January 2023 to December 2023	$193,683
From January 2024 to December 2024	139,837
From January 2025 to December 2025	93,029
From January 2026 to December 2026	94,623
From January 2027 to December 2027	63,898
Thereafter	483
Undiscounted cash flow	585,553
Less: imputed interest	(44,574)
Total	$540,979

Reconciliation to lease liabilities:
Lease liabilities - current	$174,605
Lease liabilities - long-term	366,374
Total lease liabilities	$540,979

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 were 3.8 years and 4.0%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Accrued payroll, taxes and employee benefits	$1,353,387	$1,412,055
Deferred revenue	2,010	3,299
Accrued taxes - foreign and domestic	174,881	371,293
Accrued other expense	132,359	123,752
Accrued legal and other professional costs	43,831	57,905
Accrued costs of revenue	473,018	352,060
Right of use liability	174,605	177,431
Deferred financing fees	-	88,685
Accrued interest	880,882	455,963
Total accrued liabilities	$3,234,973	$3,042,443

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

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of December 31, 2022 and September 30, 2022, consisted of the following:

	December 31, 2022	September 30, 2022

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at December 31, 2022 are $166,400. As of December 31,2022 $42,864,000 of principal and $876,331 of interest was owed to Conrent. The Company paid Conrent the interest of $876,331 on January 10, 2023.

	$42,697,600	$42,653,649

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	32,969	35,335

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $10,844, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	170,664	177,463

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $6,775, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	124,324	135,521

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	74,947	79,375

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $151, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	48,178	51,278

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $17,439, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	306,843	303,303

Total debt obligations	43,455,525	43,435,924
Less: current portion	(518,756)	(456,681)
Long-term debt, less current portion	$42,936,769	$42,979,243

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of December 31, 2022, $42,864,000 of principal and $876,331 of interest was owed to Conrent. The Company paid Conrent the interest of $876,331 on January 10, 2023.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2022:

Twelve months ended December 31:	Total
2023	$518,756
2024	43,112,642
2025	25,736
2026	-
Total	43,657,134
Issuance costs	(201,609)
Debt obligations, net of unamortized issuance costs	$43,455,525

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of December 31, 2022, there were no shares of Preferred Stock outstanding.

No dividends were paid during the three months ended December 31, 2022 or 2021, respectively.

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

As of December 31, 2022, no shares of Series A Preferred were issued and outstanding.

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

On April 13, 2022, the Company issued 285,000 restricted shares to members of its executive team from the 2022 Plan valued at $370,500. The Company recorded expense of $61,750 and $0 for the three months ended December 31, 2022 and 2021, respectively, related to the 2022 Plan. There were 215,000 shares of Common Stock available under the 2022 Plan as of December 31, 2022.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three months ended December 31, 2022 and 2021, respectively, related to the issuance and vesting of outstanding options and warrants. During the three months ended December 31, 2022 and 2021, the Company granted no options or warrants under the 2012 Plan. All options and warrants outstanding under the 2012 Plan have vested and are exercisable as of December 31, 2022.

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

A summary of stock option (warrant) activity for the three months ended December 31, 2022 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$225
Granted	-	-		-
Expired/Cancelled	-	-		-
Exercised	-	-		-
Outstanding as of December 31, 2022	160,881	$1.24	0.35	$0
Exercisable as of December 31, 2022	160,881	$1.24	0.35	$0

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.35 at December 31, 2022.

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

For the three months ended December 31, 2022 and 2021, the Company incurred net income (loss) for income tax purposes of $36,384 and $(305,322), respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of no less than $1.5 million. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice, and refiled the case on January 10, 2023. The Company disputes the Plaintiff’s claims, and is preparing its Answer and Affirmative Defenses to the re-filed complaint. No accrual for a potential loss has been made, based on the preliminary stage of the proceedings, after consultation with legal counsel.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois (2022 L 011050) against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. No accrual for a potential loss has been made, based on the preliminary stage of the proceedings, after consultation with legal counsel.

Monitoring Equipment and Other Related Services

The Company leases monitoring equipment and provides monitoring services to its customers with contract terms varying from month-to-month to several years and each daily contract price varies. Devices supplied to customers are not serial number unique and a single device may be used by multiple customers over its useful life. If a leased device is returned for repair, it will likely be replaced with a different device from a different customer or possibly a new device.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended December 31, 2022 and 2021 are shown in the table below:

	Three months ended December 31,
	2022	2021
Monitoring equipment and services operating revenue	$6,977,443	$7,994,457

Performance Bonds

As of December 31, 2022, the Company has two performance bonds in connection with a foreign customer totaling $2,338,299, (“Performance Bonds”) of which $1,670,043 is held in an interest-bearing account on behalf of the customer. The remaining amount of $668,256 is guaranteed by a foreign financial institution on behalf of the Company. The amounts held on the two Performance Bonds will be released after the expiration of the Performance Bonds and the consent of the customer, as follows: $284,578 in calendar year 2023, recorded in other current assets on the Condensed Consolidated Balance Sheets and $1,346,746 in calendar year 2024, recorded in other assets on the Condensed Consolidated Balance Sheets.

In March 2021, the Company placed a $653,220 deposit into an interest-bearing account with a financial institution to replace the performance bond expiring on July 2, 2024, whereby the portion guaranteed by the financial institution will increase from 30% to 65% of the total bond. The current bond expiring July 2, 2024 will be released upon acceptance by the foreign customer.

The Company pays interest on the full amount of the Performance Bonds to the financial institution providing the guarantee at 3.5% interest per annum for the Performance Bond which will expire in January 2023 and 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended December 31, 2022 and December 31, 2021 of $31,525 and $32,145, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

Devices - Our devices consist principally of the ReliAlert® product line. These devices are generally leased on a daily rate basis and may be combined with our monitoring center services, proprietary software and data analytics subscription to provide an end-to-end PaaS.

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

ReliAlert®-XC 3 is our predecessor device which had advanced features enable agencies to effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory, and durability enhancements.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. During the three months ended December 31, 2022, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic has adversely impacted both the Company’s revenue and costs in the past by disrupting its operations in Chile, causing shortages within the supply chain and postponing certain sales opportunities as some government agencies delay new RFP (Request for Proposal) processes or decisions. Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe have remained operational, as have key business partners providing manufacturing and call center services, and at this time the Company has not experienced unusual payment interruptions from any large customers. In addition, both our Chile office and the corporate headquarters in the greater-Chicago area have been open nearly fifteen months. However, the Company is operating in a rapidly changing environment, and the extent to which COVID-19 impacts its business, operations and financial results going forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Revenue

For the three months ended December 31, 2022, the Company recognized total revenue from operations of $8,855,691 compared to $9,595,656 for the three months ended December 31, 2021, a decrease of $739,965 or approximately 8%. The decrease in monitoring revenues is driven principally by fluctuations in court proceedings where active devices are assigned to customers in Illinois, California, the Bahamas and Canada, partially offset by an increase in monitoring revenues for customers in Nevada and Panama.

Product sales and other revenue for the three months ended December 31, 2022 increased to $565,909 from $125,927 in the same period in 2021, an increase of $439,982 or approximately 349%, primarily due to a periodic purchase from a partner in Saudi Arabia.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved significantly in the second half of calendar 2022; however, long lead times remain with certain parts. As a result, until such time as chip manufacturers are able to meet global demand, our future operating results may be negatively impacted.

Cost of Revenue

During the three months ended December 31, 2022, cost of revenue totaled $4,675,013 compared to cost of revenue during the three months ended December 31, 2021 of $4,795,427, a decrease of $120,414 or approximately 3%. The decrease in cost of revenue was largely the result of lower depreciation and amortization costs of $90,830, lower monitoring center costs of $90,352, lower outside services costs of $48,876, partially offset by higher server costs of $40,457 and higher device repair costs of $74,797.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2022 and 2021 totaled $773,019 and $863,849, respectively, a decrease of $90,830. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in software amortization of our new software monitoring platform and other new software initiatives of $39,118, as well as a decrease in device depreciation expense of $51,712. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended December 31, 2022, gross profit totaled $4,180,678, resulting in a gross margin of approximately 47%. During the three months ended December 31, 2021, gross profit totaled $4,800,229, resulting in a gross margin of approximately 50%. The decrease in absolute gross profit of $619,551 or approximately 13% is due to lower revenue, partially offset by a decrease in certain costs of revenue.

General and Administrative Expense

During the three months ended December 31, 2022, general and administrative expense totaled $2,754,520 compared to $2,498,359 for the three months ended December 31, 2021. The increase of $256,161 or approximately 10% in general and administrative expense resulted largely from higher bad debt costs of $139,434 due to significant credits taken in 2021, higher insurance costs of $89,814, higher stock-based compensation of $61,750, and higher payroll and payroll taxes of $116,973. These costs were offset by lower legal and professional fees of $135,204.

Selling and Marketing Expense

During the three months ended December 31, 2022, selling and marketing expense totaled $729,470 compared to $697,872 for the three months ended December 31, 2021. The increase in expense of $31,598 or approximately 5% is principally the result of higher travel and entertainment cots of $28,331 and higher payroll and taxes of $8,372, partially offset by lower trade show costs of $7,650 and lower consulting and outside service expenses of $5,229.

Research and Development Expense

During the three months ended December 31, 2022, research and development expense totaled $589,805 compared to $590,852 for the three months ended December 31, 2021. The nominal decrease in expense of $1,047 was primarily due to a decrease in payroll offset by increases in consulting and outside services expenses.

Depreciation and Amortization Expense

During the three months ended December 31, 2022, depreciation and amortization expense totaled $247,710 compared to $416,801 for the three months ended December 31, 2021, a decrease of $169,091 or approximately 41%, largely due to fully amortized intangible assets.

Total Operating Expense

During the three months ended December 31, 2022, total operating expense increased to $4,321,506 compared to $4,203,884 for the three months ended December 31, 2021, an increase of $117,622 or approximately 3%. The increase is principally due to the factors disclosed above.

Operating (Loss) Income

During the three months ended December 31, 2022, operating loss was ($140,828) compared to operating income of $596,345 for the three months ended December 31, 2021, a reduction of $737,173 or approximately 124%. This reduction was due to a decrease in gross profit of $619,551, which resulted from lower revenue, partially offset by a decrease in certain costs of revenue.

Other Income (Expense)

For the three months ended December 31, 2022, other income (expense) totaled income of $63,601 compared to other expense of ($587,838) for the three months ended December 31, 2021, an increase of $651,439. The increase in other income is largely due to positive currency exchange rate movements of $589,429 between the US Dollar vs. the Chilean Peso, compared to the first fiscal quarter of fiscal period of 2022, and higher interest income, net of $62,011.

Net Income (Loss) Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $36,384 for the three months ended December 31, 2022, compared to a net loss attributable to common stockholders of ($305,322) for the three months ended December 31, 2021, an increase of $341,706. This increase is due to positive currency exchange rate movements, higher interest income, partially offset by lower operating income.

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

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed the Amended Facility, which extended the maturity date of the Amended Facility Agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments were scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of September 30, 2022, $42,864,000 of principal and $876,331 of interest was owed to Conrent.

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

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan provided was used for the construction of the Gendarmeria de Chile monitoring center in Santiago and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

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

No borrowings or sales of equity securities occurred during the three months ended December 31, 2022 or during the year ended September 30, 2022.

Management will continue to seek other sources of capital, refinancing options, prepayment of debt at a discount, extending the maturity date of the debt and potentially other transactions including the exchange of some debt for an equity related security to reduce its total debt and assist in meeting all of its future obligations. While management believes it will be successful in completing one of these alternatives prior to July 2023, no assurances can be given.

Net Cash Flows Provided by Operating Activities.

During the three months ended December 31, 2022, we had cash flows from operating activities of $2,328,423, compared to cash flows from operating activities of $1,281,637 for the three months ended December 31, 2021, representing a $1,046,786 increase or approximately 82%. The increase in cash flows from operations was largely the result of decreases in our net operating assets and liabilities, mainly driven by decreases in inventories, and increases in accounts payable and accrued liabilities.

Net Cash Flows Used in Investing Activities.

The Company used $2,188,616 of cash from investing activities during the three months ended December 31, 2022, compared to $875,540 of cash used for investing activities during the three months ended December 31, 2021. The increase in cash used for investing activities was primarily related to purchases of monitoring and other equipment to complete the swap of 3G devices and meet customer demand during the three months ended December 31, 2022.

Net Cash Flows Used in Financing Activities.

The Company used $126,316 of cash from financing activities during the three months ended December 31, 2021, which was the result of loan principal payments on Chile’s long-term debt.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2022 the Company had unrestricted cash of $5,543,340 compared to unrestricted cash of $5,311,104 as of September 30, 2022. As of December 31, 2022, we had working capital of $5,939,368, compared to working capital of $7,296,297 as of September 30, 2022. This decrease in working capital of $1,356,929 is principally due to the purchase of monitoring equipment and an increase in operating liabilities.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extended the maturity date of the agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility Agreement from 8% to 4%. On June 30, 2021, the Company restarted interest payments to Conrent which have been made semi-annually since that time.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million though six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed in the three months ended December 31, 2022 or borrowed in the fiscal year end September 30, 2022.

Inflation

The rise in inflation in 2021 and 2022 has adversely impacted the Company’s cost of labor, materials and other operating expenses as well.

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

Foreign Currency Risks

We had $1,525,021 and $1,530,147 in foreign currency revenue from sources outside of the United States for the three months ended December 31, 2022 and 2021, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gain (loss) of $483,151 and $(106,278) in the three months ended December 31, 2022 and 2021, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments for hedging purposes given our approximate 17% of revenue in one local currency offset by significant expenses in the same local currency. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2022.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of no less than $1.5 million. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice, and refiled the case on January 10, 2023. The Company disputes the Plaintiff’s claims, and is preparing its Answer and Affirmative Defenses to the re-filed complaint. No accrual for a potential loss has been made, based on the preliminary stage of the proceedings, after consultation with legal counsel.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois (2022 L 011050) against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. No accrual for a potential loss has been made, based on the preliminary stage of the proceedings, after consultation with legal counsel.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2022, filed on December 16, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

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

Track Group, Inc.

Date: February 9, 2023	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2023	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Financial and Accounting Officer)