Form 10-Q
period 2023-03-31
Track Group, Inc.
filed 2023-05-11
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2023 was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2023	2022
Assets
Current assets:
Cash	$4,014,530	$5,311,104
Accounts receivable, net of allowance for doubtful accounts of $197,748 and $102,570, respectively	5,490,432	6,236,555
Prepaid expense and deposits	509,431	769,006
Inventory, net of reserves of $0 and $0, respectively	991,754	1,053,245
Other current assets	-	284,426
Total current assets	11,006,147	13,654,336
Property and equipment, net of accumulated depreciation of $1,893,809 and $1,829,588, respectively	147,391	170,329
Monitoring equipment, net of accumulated depreciation of $6,400,702 and $5,950,639, respectively	5,703,446	3,624,101
Intangible assets, net of accumulated amortization of $16,141,503 and $14,804,269, respectively	14,889,905	15,661,417
Goodwill	8,032,723	8,061,002
Other assets	3,056,248	3,509,655
Total assets	$42,835,860	$44,680,840

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,218,609	$2,858,915
Accrued liabilities	3,013,254	3,042,443
Current portion of long-term debt	545,865	456,681
Total current liabilities	5,777,728	6,358,039
Long-term debt, net of current portion	42,873,560	42,979,243
Long-term liabilities	329,133	398,285
Total liabilities	48,980,421	49,735,567

Commitments and contingencies (Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,550,802	302,437,593
Accumulated deficit	(307,667,763)	(306,218,889)
Accumulated other comprehensive loss	(1,028,786)	(1,274,617)
Total equity (deficit)	(6,144,561)	(5,054,727)
Total liabilities and stockholders’ equity (deficit)	$42,835,860	$44,680,840

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue:
Monitoring and other related services	$8,179,025	$8,842,486	$16,468,807	$18,312,215
Product sales and other	129,021	641,633	694,930	767,560
Total revenue	8,308,046	9,484,119	17,163,737	19,079,775

Cost of revenue:
Monitoring, products and other related services	3,721,527	4,152,219	7,623,521	8,083,797
Depreciation and amortization included in cost of revenue	843,714	792,915	1,616,733	1,656,764
Total cost of revenue	4,565,241	4,945,134	9,240,254	9,740,561

Gross profit	3,742,805	4,538,985	7,923,483	9,339,214

Operating expense:
General & administrative	2,869,799	2,770,657	5,624,320	5,269,016
Selling & marketing	768,871	720,709	1,498,341	1,418,581
Research & development	706,772	625,477	1,296,577	1,216,329
Depreciation & amortization	247,574	414,771	495,283	831,572
Total operating expense	4,593,016	4,531,614	8,914,521	8,735,498

Operating income (loss)	(850,211)	7,371	(991,038)	603,716

Other income (expense):
Interest expense, net	(400,976)	(458,176)	(820,526)	(939,736)
Currency exchange rate gain	71,792	396,369	554,943	290,091
Other income, net	-	633,471	-	633,471
Total other income (expense)	(329,184)	571,664	(265,583)	(16,174)
Income (loss) before income tax	(1,179,395)	579,035	(1,256,621)	587,542
Income tax expense	305,863	126,794	192,253	440,623
Net income (loss) attributable to common shareholders	(1,485,258)	452,241	(1,448,874)	146,919
Foreign currency translation adjustments	93,585	20,085	245,831	(2,773)
Comprehensive income (loss)	$(1,391,673)	$472,326	$(1,203,043)	$144,146

Net income (loss) per share – basic:
Net income (loss) per share	$(0.13)	$0.04	$(0.12)	$0.01
Weighted average shares outstanding	11,863,758	11,541,452	11,863,758	11,533,296

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.13)	$0.04	$(0.12)	$0.01
Weighted average shares outstanding	11,863,758	11,955,969	11,863,758	11,961,407

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation			61,750			61,750
Foreign currency translation adjustments					152,246	152,246
Net income				36,384		36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)
Stock-based compensation			51,459			51,459
Foreign currency translation adjustments					93,585	93,585
Net loss				(1,485,258)		(1,485,258)
Balance March 31, 2023	11,863,758	$1,186	$302,550,802	$(307,667,763)	$(1,028,786)	$(6,144,561)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

Foreign currency translation adjustments	-	-	-	-	20,085	20,085
Net income	-	-	-	452,241	-	452,241
Balance March 31, 2022	11,541,452	$1,154	$302,258,446	$(298,681,608)	$(1,057,122)	$2,520,870

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows provided by operating activities:
Net income (loss)	$(1,448,874)	$146,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,112,016	2,488,336
Bad debt expense (recovery)	88,536	(11,506)
Loss on monitoring equipment included in cost of revenue	210,257	185,484
Amortization of debt issuance costs	85,001	70,742
Amortization of monitoring center assets included in cost of revenue	280,502	224,191
Stock based compensation	113,209	-
Income on forgiveness of accrued vendor expenses	-	(633,471)
Foreign currency exchange gain	(554,943)	(290,091)
Change in assets and liabilities:
Accounts receivable, net	746,123	746,130
Inventories	61,491	109,934
Prepaid expense, deposits, deferred tax assets and other assets	1,109,230	(173,884)
Accounts payable	(640,306)	(1,117,465)
Accrued liabilities	(29,189)	(481,969)
Net cash provided by operating activities	2,133,053	1,263,350

Cash flow used in investing activities:
Purchase of property and equipment	(20,809)	(52,970)
Capitalized software	(430,691)	(310,525)
Purchase of monitoring equipment and parts	(3,096,822)	(1,995,641)
Net cash used in investing activities	(3,548,322)	(2,359,136)

Cash flow used in financing activities:
Principal payments on long-term debt	(276,666)	(256,636)
Tax withholdings related to net share settlement of equity-based awards	-	(3,076)
Proceeds from exercise of stock options	-	10,570
Net cash used in financing activities	(276,666)	(249,142)

Effect of exchange rate changes on cash	395,361	41,934

Net decrease in cash	(1,296,574)	(1,302,994)
Cash, beginning of period	5,311,104	8,421,162
Cash, end of period	$4,014,530	$7,118,168

Cash paid for interest	$934,772	$952,708
Cash paid for taxes	$442,092	$320,545

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2023, and results of its operations for the three and six months ended March 31, 2023. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. The results of operations for the three months ended March 31, 2023 may not be indicative of the results for the fiscal year ending September 30, 2023.

As of March 31, 2023 and September 30, 2022, the Company had an accumulated deficit of $307,667,763 and $306,218,889, respectively. The Company had net loss of ($1,448,874) and net income of $146,919 for the six months ended March 31, 2023 and 2022, respectively. The Company has $42,864,000 of debt maturing in July 2024. On April 27, 2023 the Company announced a three year extension of its $42.9 million debt to July 1, 2027 (See Note 19).   The Company also has six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers related to a new contract, with outstanding balances due for the six notes totaling $691,775, net of deferred financing fees at March 31, 2023 (See Note 19). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it achieved on an operating basis in the fiscal year ended September 30, 2021 and was close to achieving in the fiscal year ended September 30, 2022, excluding the approximate $1.7 million asset impairment. Management has evaluated the significance of these conditions, as well as, the recent change in the maturity date and has determined that the Company can meet its operating obligations for a reasonable period of time. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2023.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of March 31, 2023 and 2022, there were 103,911 and 15,000 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the six months ended March 31, 2023 and 2022, respectively, as their effect would be anti-dilutive.

At March 31, 2023 all stock options and warrants had exercise prices that were above the market price of $0.42, and have been excluded from the diluted earnings per share calculations. At March 31, 2022, 394,373 stock options and warrants had exercise prices that were below the market price of $1.50, and were included in the basic and diluted earnings per share calculations.

The common stock equivalents outstanding as of March 31, 2023 and 2022 consisted of the following:

	March 31,	March 31,
	2023	2022
Issuable common stock options and warrants	103,911	409,373
Total common stock equivalents	103,911	409,373

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

The balance of accounts receivables at March 31, 2023 of $5,490,432 includes an unbilled balance of $550,887 and the balance of accounts receivable at September 30, 2022 of $6,236,555 included an unbilled balance of $777,514. The balance of accounts receivable at September 30, 2021 of $7,163,615 included an unbilled balance of $420,697. The balances of the deferred revenue at March 31, 2023, September 30, 2022 and September 30, 2021 are $1,292, $3,299, and $22,500, respectively and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $718 and $3,730, respectively, of deferred revenue in the three and six months ended March 31, 2023 and $92,015 and $99,515, respectively, of deferred revenue in the three and six months ended March 31, 2022.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	5,929,880	71%	$6,545,066	69%
Latin America	2,304,192	28%	2,275,193	24%
Other	73,974	1%	663,860	7%
Total	$8,308,046	100%	$9,484,119	100%

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	12,032,230	70%	$13,452,326	71%
Latin America	4,586,564	27%	4,826,915	25%
Other	544,943	3%	800,534	4%
Total	$17,163,737	100%	$19,079,775	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 98% and 96% for the three and six months ended March 31, 2023, respectively, and approximately 93% and 96% for the three and six months ended March 31, 2022, respectively) of the Company’s revenue. Latin America includes the Bahamas, Chile, Puerto Rico, Panama and the U.S. Virgin Islands, and other includes Canada and Saudi Arabia.

(9) PREPAID EXPENSE AND DEPOSITS

As of March 31, 2023, and September 30, 2022, the outstanding balance of prepaid expense and deposits was $509,431 and $769,006, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards and other parts used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment.  As of March 31, 2023 and September 30, 2022, inventory consisted of the following:

	March 31, 2023	September 30, 2022
Monitoring equipment component boards inventory	$991,754	$1,053,245
Reserve for damaged or obsolete inventory	-	-
Total inventory, net of reserves	$991,754	$1,053,245

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

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Equipment, software and tooling	$1,429,892	$1,399,288
Automobiles	5,125	4,187
Leasehold improvements	385,857	380,586
Furniture and fixtures	220,326	215,856
Total property and equipment before accumulated depreciation	2,041,200	1,999,917
Accumulated depreciation	(1,893,809)	(1,829,588)
Property and equipment, net of accumulated depreciation	$147,391	$170,329

Property and equipment depreciation expense for the three months ended March 31, 2023 and 2022 was $23,455 and $36,603, respectively. Property and equipment depreciation expense for the six months ended March 31, 2023 and 2022 was $47,050 and $75,230, respectively.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between three and five years. Monitoring equipment as of March 31, 2023 and September 30, 2022 was as follows:

	March 31, 2023	September 30, 2022
Monitoring equipment	$12,104,148	$9,574,740
Less: accumulated depreciation	(6,400,702)	(5,950,639)
Monitoring equipment, net of accumulated depreciation	$5,703,446	$3,624,101

Depreciation of monitoring equipment for the three months ended March 31, 2023 and 2022 was $411,510 and $324,628, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2023 and 2022 was $753,578 and $718,409, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue. During the three months ended March 31, 2023 and 2022, the Company recorded charges of $144,363 and $86,187, respectively, for devices that were lost, stolen or damaged. During the six months ended March 31, 2023 and 2022, the Company recorded charges of $210,257 and $185,484, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at March 31, 2023 and September 30, 2022, respectively:

	March 31, 2023			September 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(13,692,948)	$7,427,617	$21,120,565	$(13,027,465)	$8,093,100
Developed technology	9,771,283	(2,313,176)	7,458,107	9,206,006	(1,649,563)	7,556,443
Trade name	139,560	(135,379)	4,181	139,115	(127,241)	11,874
Total intangible assets	$31,031,408	$(16,141,503)	$14,889,905	$30,465,686	$(14,804,269)	$15,661,417

The intangible assets summarized above were purchased or developed on various dates from July 2011 through March 31, 2023. Amortization expense for the three months ended March 31, 2023 and 2022 was $656,323 and $846,455, respectively. Amortization expense included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended March 31, 2023 and 2022 was $432,204 and $468,287, respectively. Amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended March 31, 2023 and 2022 was $224,119 and $378,168, respectively. Amortization expense for the six months ended March 31, 2023 and 2022 was $1,311,388 and $1,694,697, respectively. Amortization expense included in cost of revenue on the Condensed Consolidated Statements of Operations for six months ended March 31, 2023 and 2022 was $863,155 and $938,355, respectively. Amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for six months ended March 31, 2023 and 2022 was $448,233 and $756,342, respectively.

(14) GOODWILL

The following table summarizes the activity of goodwill at March 31, 2023 and September 30, 2022, respectively:

	March 31, 2023			September 30, 2022
	Beginning of the Year Gross	Effect of foreign currency translation on Goodwill	End of the Year Gross	Beginning of the Year Gross	Effect of foreign currency translation on Goodwill	End of the Year Gross

Goodwill Balance	$8,061,002	$(28,279)	$8,032,723	$8,519,998	$(458,996)	$8,061,002

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2023.

(15) OTHER ASSETS

As of March 31, 2023 and September 30, 2022, the balance of other assets was $3,056,248 and $3,509,655, respectively. Other assets at March 31, 2023 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which are owned by the customer since construction was completed. The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and six months ended March 31, 2023 were $147,198 and $280,502, respectively. Amortization of costs related to the monitoring centers for the three and six months ended March 31, 2022, were approximately $148,244 and $224,191, respectively. The Company will record revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

The following table shows right of use assets and lease liabilities and the associated financial statement line items as of March 31, 2023 and September 30, 2022.

	March 31, 2023		September 30, 2022
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$497,614		$575,716	$-
Accrued liabilities		168,481	-	177,431
Long-term liabilities		329,133	-	398,285

The following table summarizes the supplemental cash flow information for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Cash paid for noncancelable operating leases included in operating cash flows	$141,525	$135,146
Right of use assets obtained in exchange for operating lease liabilities	$5,382	$78,458

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2023 are:

Operating Leases
From April 2023 to March 2024	$185,721
From April 2024 to March 2025	122,034
From April 2025 to March 2026	93,379
From April 2026 to March 2027	95,166
From April 2027 to March 2028	40,210
Thereafter	193
Undiscounted cash flow	536,703
Less: imputed interest	(39,089)
Total	$497,614
Reconciliation to lease liabilities:
Lease liabilities - current	$168,481
Lease liabilities - long-term	329,133
Total lease liabilities	$497,614

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2023 were 3.64 years and 4.0%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Accrued payroll, taxes and employee benefits	$1,500,901	$1,412,055
Deferred revenue	1,292	3,299
Accrued taxes - foreign and domestic	327,269	371,293
Accrued other expense	100,121	123,752
Accrued legal and other professional costs	89,536	57,905
Accrued costs of revenue	381,936	352,060
Right of use liability	168,481	177,431
Deferred financing fees	-	88,685
Accrued interest	443,718	455,963
Total accrued liabilities	$3,013,254	$3,042,443

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

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2023 and September 30, 2022, consisted of the following:

	March 31, 2023	September 30, 2022

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at March 31, 2023 are $136,350. As of March 31, 2023, $42,864,000 of principal and $428,640 of interest was owed to Conrent.	$42,727,650	$42,653,649

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	28,437	35,335

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs of $9,725, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	154,047	177,463

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $5,675, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	104,609	135,521

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	65,823	79,375

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $85, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	42,150	51,278

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $16,799, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	296,709	303,303

Total debt obligations	43,419,425	43,435,924
Less: current portion	(545,865)	(456,681)
Long-term debt, less current portion	$42,873,560	$42,979,243

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the noteholders who owned the securities from Conrent used to finance the Amended Facility Agreement (the “Noteholders”) held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extends the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalizes the accrued and unpaid interest increasing the outstanding principal amount and reduces the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the Amended Facility for total principal of $42,931,556. Conrent forgave $67,556 of the total amount due and the principal and interest due under the Amended Facility became $42,864,000. Interest payments are scheduled to be made on June 30 and December 31 each year, which began June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of March 31, 2023, $42,864,000 of principal and $428,640 of interest was owed to Conrent.

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

On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement (the "Amendment") originally executed by and between the parties on December 30, 2013, as amended on June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020 and December 21, 2020 (the “Amended Facility Agreement”), containing certain provisions of the Company's existing $42.864 million unsecured debt facility. The Amendment is effective on April 28, 2023 and extends the maturity date from July 1, 2024 to July 1, 2027. Furthermore, the Amendment: (i) amends the applicable interest rate resulting in an escalating interest rate as follows: 4% through July 1, 2024, 5% through July 1, 2025, 5.5% through July 1, 2026 and 6% through the maturity date and (ii) removes section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2023:

Twelve months ended March 31:	Total
2023	$545,865
2024	43,042,193
Total	43,588,058
Issuance costs	(168,633)
Debt obligations, net of unamortized issuance costs	$43,419,425

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of March 31, 2023, there were no shares of Preferred Stock outstanding.

No dividends were paid during the six months ended March 31, 2023 or 2022, respectively.

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

As of March 31, 2023, no shares of Series A Preferred were issued and outstanding.

(21) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive options and nonqualified options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares were authorized for issuance pursuant to awards granted under the 2022 Plan.

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

On April 13, 2022, the Company issued 285,000 restricted shares to members of its executive team from the 2022 Plan valued at $370,500. The Company recorded expense of $51,459 and $0 for the three months ended March 31, 2023 and 2022, respectively, and recorded expense of $113,209 and $0 for the six months ended March 31, 2023 and 2022, respectively, related to the 2022 Plan. There were 215,000 shares of Common Stock available under the 2022 Plan as of March 31, 2023.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three and six months ended March 31, 2023 and 2022, respectively, related to the issuance and vesting of outstanding options and warrants. During the six months ended March 31, 2023 and 2022, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. All options and warrants outstanding under the 2012 Plan have vested and are exercisable as of March 31, 2023.

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

A summary of stock option (warrant) activity for the six months ended March 31, 2023 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$225
Granted	-	-		-
Expired/Cancelled	(56,970)	1.24		-
Exercised	-	-		-
Outstanding as of March 31, 2023	103,911	$1.24	0.23	$0
Exercisable as of March 31, 2023	103,911	$1.24	0.23	$0

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.42 at March 31, 2023.

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

For the six months ended March 31, 2023 and 2022, the Company incurred net (loss) income for income tax purposes of ($1,448,874) and $146,919, respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of no less than $1.5 million. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice, and refiled the case on January 10, 2023. The Company disputes the Plaintiff’s claims and has filed its Answer and Affirmative Defenses to the re-filed complaint. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois (2022 L 011050) against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three and six months ended March 31, 2023 and 2022 are shown in the table below:

	Three months ended March 31,
	2023	2022
Monitoring equipment operating revenue	$6,827,744	$7,457,025

	Six months ended March 31,
	2023	2022
Monitoring equipment operating revenue	$13,805,186	$15,451,482

Performance Bonds

As of March 31, 2023, the Company has one performance bond in connection with a foreign customer totaling $1,508,325, (“Performance Bond”) which is held in an interest-bearing account on behalf of the customer and recorded in other assets on the Condensed Consolidated Balance Sheets. The amount held on this Performance Bond will be released after the expiration of the Performance Bond, all contract extensions have been exhausted, and the consent of the customer but in no event before July 2024 and more likely in 2025.

The amounts held on two performance bonds were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended March 31, 2023 and 2022 of $14,067 and $16,248, respectively. The Company recorded interest expense for the six months ended March 31, 2023 and 2022 of $31,569 and $33,416, respectively.

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB, ASC 855, we have evaluated events through the filing date and noted the following subsequent to the end of the quarter.

On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement (the "Amendment") originally executed by and between the parties on December 30, 2013, as amended on June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020 and December 21, 2020 (the “Amended Facility Agreement”), containing certain provisions of the Company's existing $42.864 million unsecured debt facility. The Amendment is effective on April 28, 2023 and extends the maturity date from July 1, 2024 to July 1, 2027. Furthermore, the Amendment: (i) amends the applicable Interest Rate and (ii) removes section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent.

For additional information on the above subsequent event, see the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. During the six months ended March 31, 2023, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic adversely impacted both the Company’s revenue and costs in the past by disrupting its operations in Chile, causing shortages within the supply chain and postponing certain sales opportunities as some government agencies delayed new RFP (Request for Proposal) processes or decisions. Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe and key business partners providing manufacturing and call center services have all remained operational. In addition, both our Chile office and the corporate headquarters in the greater-Chicago area have been open nearly eighteen months. However, the Company is operating in a rapidly changing environment, and the extent to which COVID-19 impacts its business, operations and financial results going forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the development of widespread testing or a vaccine; the ability of our supply chain to meet the Company’s need for equipment; the ability to sell and provide services and solutions if shelter in place restrictions and people working from home are extended to ensure employee safety; the volatility of foreign currency exchange rates and the subsequent effect on international transactions; and any closures of clients’ offices or the courts on which they rely.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023, the Company recognized total revenue from operations of $8,308,046 compared to $9,484,119 for the three months ended March 31, 2022, a decrease of $1,176,073, or approximately 12%. The decrease in monitoring revenues is driven principally by fluctuations in court proceedings where active devices are assigned to customers in Illinois, California, the Bahamas and Canada, partially offset by an increase in monitoring revenues for customers in Nevada and Panama.

Product sales and other revenue for the three months ended March 31, 2023 decreased to $129,021 from $641,633 in the same period in 2022, a decrease of $512,612 or approximately 80%, primarily due to purchases from a partner in Saudi Arabia in February 2022.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), has been impacted by the global semiconductor shortage. The availability of semiconductor parts continued to improve in the first half of fiscal 2023; however, long lead times remain with certain parts.

Cost of Revenue

During the three months ended March 31, 2023, cost of revenue totaled $4,565,241 compared to cost of revenue during the three months ended March 31, 2022 of $4,945,134, a decrease of $379,893 or approximately 8%. The decrease in cost of revenue was largely the result of lower monitoring center costs of $133,427, lower communication costs of $165,182, lower hardware purchases of $49,534, and lower product sales costs of $109,934, partially offset by higher depreciation and amortization costs of $50,799 and higher lost, stolen, and damaged costs of $58,176.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2023 and 2022 totaled $843,714 and $792,915, respectively, an increase of $50,799. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to an increase in device depreciation expense of $86,881, offset by a decrease in amortization for discontinued product, Shadow, of $36,082. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended March 31, 2023, gross profit totaled $3,742,805, resulting in a gross margin of approximately 45%. During the three months ended March 31, 2022, gross profit totaled $4,538,985, resulting in a gross margin of approximately 48%. The decrease in absolute gross profit of $796,180 or approximately 18% is due to lower revenue, partially offset by a decrease in communication services and monitoring center costs.

General and Administrative Expense

During the three months ended March 31, 2023, general and administrative expense totaled $2,869,799 compared to $2,770,657 for the three months ended March 31, 2022. The increase of $99,142 or approximately 4% in general and administrative expense resulted largely from higher insurance costs of $93,849, higher stock-based compensation of $51,458, and higher payroll and payroll taxes of $180,572. These costs were offset by lower legal and professional fees of $159,873.

Selling and Marketing Expense

During the three months ended March 31, 2023, selling and marketing expense totaled $768,871 compared to $720,709 for the three months ended March 31, 2022. The increase in expense of $48,162 or approximately 7% is principally the result of higher travel and entertainment cots of $21,192 and higher payroll and taxes of $44,924, partially offset by lower consulting and outside service expenses of $19,113.

Research and Development Expense

During the three months ended March 31, 2023, research and development expense totaled $706,772 compared to $625,477 for the three months ended March 31, 2022. The increase in expense of $81,295 or approximately 13% was primarily due to an increase in payroll, dues and subscriptions, and consulting and outside services expenses.

Depreciation and Amortization Expense

During the three months ended March 31, 2023, depreciation and amortization expense totaled $247,574 compared to $414,771 for the three months ended March 31, 2022, a decrease of $167,197 or approximately 40%, largely due to an impairment of our developed technology intangible assets in the fourth quarter of fiscal 2022 .

Total Operating Expense

During the three months ended March 31, 2023, total operating expense increased to $4,593,016 compared to $4,531,614 for the three months ended March 31, 2022, an increase of $61,402 or approximately 1%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended March 31, 2023, operating loss was ($850,211) compared to operating income of $7,371 for the three months ended March 31, 2022, representing a significant reduction of $857,582. This reduction was principally due to a decrease in gross profit of $796,180.

Other Income (Expense)

For the three months ended March 31, 2023, other expense totaled ($329,184) compared to other income of $571,664 for the three months ended March 31, 2022, a decrease of $900,848. The decrease in other income is largely due to a vendor forgiving $633,471 of accrued expenses in 2022 and negative currency exchange rate movements of $324,577 between the US Dollar vs. the Chilean Peso, compared to the second fiscal quarter of 2022.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of ($1,485,258) for the three months ended March 31, 2023, compared to a net income attributable to common stockholders of $452,241 for the three months ended March 31, 2022, a decrease of $1,937,499. This decrease is due to a higher operating loss, a decrease in currency exchange rate gain and higher income tax expense related to Chile tax on certain payments made to the to the U.S. parent company and Chile estimated tax payments.

Six months Ended March 31, 2023 Compared to Six months Ended March 31, 2022

Revenue

For the six months ended March 31, 2023, the Company recognized total revenue from operations of $17,163,737 compared to $19,079,775 for the six months ended March 31, 2022, a decrease of $1,916,038, or approximately 10%. The decrease in monitoring revenues is driven principally by fluctuations in court proceedings where active devices are assigned to customers in Illinois, California, the Bahamas and Canada, partially offset by an increase in monitoring revenues for customers in Nevada and Panama.

Product sales and other revenue for the six months ended March 31, 2023 decreased to $694,930 from $767,560 in the same period in 2022, a decrease of $72,630 or approximately 9%, primarily due to purchases from a partner in Saudi Arabia in February 2022.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts continued to improve in the first half of fiscal 2023; however, long lead times remain with certain parts.

Cost of Revenue

During the six months ended March 31, 2023, cost of revenue totaled $9,240,254 compared to cost of revenue during the six months ended March 31, 2022 of $9,740,561, a decrease of $500,307 or approximately 5%. The decrease in cost of revenue was largely the result of lower monitoring center costs of $223,870, lower communication costs of $174,671, lower software maintenance costs of $44,929, lower product sales costs of $96,558 and lower commission costs of $44,990, partially offset by higher server costs of $59,385, higher lost, stolen and damaged costs of $25,523 and higher device repair costs of $36,846.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2023 and 2022 totaled $1,616,733 and $1,656,764, respectively, a decrease of $40,031. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization for discontinued product, Shadow, of $75,200, offset by an increase in device depreciation expense of $35,169. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2023, gross profit totaled $7,923,483, resulting in a gross margin of approximately 46%. During the six months ended March 31, 2022, gross profit totaled $9,339,214, resulting in a gross margin of approximately 49%. The decrease in absolute gross profit of $1,415,731 or approximately 15% is due to lower revenue, partially offset by a decrease in certain costs of revenue.

General and Administrative Expense

During the six months ended March 31, 2023, general and administrative expense totaled $5,624,320 compared to $5,269,016 for the six months ended March 31, 2022. The increase of $355,304 or approximately 7% in general and administrative expense resulted largely from higher payroll and payroll taxes of $314,831, bad debt costs of $100,042, higher insurance costs of $183,663, higher stock-based compensation of $113,209 and higher travel and entertainment costs of $60,321. These costs were offset by lower legal and professional fees of $295,077, lower training and recruiting costs of $51,917, lower fees and licenses of $33,389 and lower board of director fees of $25,000.

Selling and Marketing Expense

During the six months ended March 31, 2023, selling and marketing expense totaled $1,498,341 compared to $1,418,581 for the six months ended March 31, 2022. The increase in expense of $79,760 or approximately 6% is principally the result of higher travel and entertainment cots of $49,523 and higher payroll and taxes of $59,746, partially offset by lower consulting and outside service expenses of $24,343.

Research and Development Expense

During the six months ended March 31, 2023, research and development expense totaled $1,296,577 compared to $1,216,329 for the six months ended March 31, 2022. The increase in expense of $80,248 or approximately 7% was primarily due to increases in consulting and outside services expenses.

Depreciation and Amortization Expense

During the six months ended March 31, 2023, depreciation and amortization expense totaled $495,283 compared to $831,572 for the six months ended March 31, 2022, a decrease of $336,289 or approximately 40%, largely due to intangible assets that were fully amortized in the period and an impairment of intangible assets recorded in the fourth quarter of fiscal 2022.

Total Operating Expense

During the six months ended March 31, 2023, total operating expense increased to $8,914,521 compared to $8,735,498 for the six months ended March 31, 2022, an increase of $179,023 or approximately 2%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the six months ended March 31, 2023, operating loss was ($991,038) compared to operating income of $603,716 for the six months ended March 31, 2022, a reduction of $1,594,754 or approximately 264%. This reduction was principally due to a decrease in gross profit of $1,415,731.

Other Income and Expense

For the six months ended March 31, 2023, other expense totaled ($265,583) compared to ($16,174) for the six months ended March 31, 2022, an increase of $249,409. The increase in other expense is largely due to a vendor forgiving $633,471 of accrued expenses in 2022 partially offset by positive currency exchange rate movements of $264,852 between the US Dollar vs. the Chilean Peso, compared to the first half of fiscal 2022, and lower net interest expense of $119,210.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of ($1,448,874) for the six months ended March 31, 2023, compared to net income attributable to common stockholders of $146,919 for the six months ended March 31, 2022. This decrease is due to lower operating income and a vendor forgiving $633,471 of accrued expenses in 2022, partially offset by positive currency exchange rate movements, lower interest expense and lower income tax expense.

Liquidity and Capital Resources

The Company is currently self-funded through net cash provided by operating activities.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the $30.4 million Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed the Amended Facility, which extended the maturity date of the Amended Facility Agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On March 1, 2021, Conrent completed their documentation and the updated registration process to implement these changes and the Company transferred $12,531,556 of accrued interest to the note payable for total principal of $42,931,556. Conrent forgave $67,556 of the amount due and the new Amended Facility principal and interest became $42,864,000. Interest payments were scheduled to be made on June 30 and December 31 each year, which began on June 30, 2021. We began amortizing deferred financing fees of approximately $360,000 on July 1, 2021. As of March 31, 2023, $42,864,000 of principal and $428,640 of interest was owed to Conrent. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement (the "Amendment") originally executed by and between the parties on December 30, 2013, as amended on June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020 and December 21, 2020 (the “Amended Facility Agreement”), containing certain provisions of the Company's existing $42.864 million unsecured debt facility. The Amendment is effective on April 28, 2023 and extends the maturity date from July 1, 2024 to July 1, 2027. Furthermore, the Amendment: (i) amends the applicable Interest Rate and (ii) removes section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent.

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

No borrowings or sales of equity securities occurred during the six months ended March 31, 2023 or during the year ended September 30, 2022.

Net Cash Flows Provided by Operating Activities.

During the six months ended March 31, 2023, we had cash flows from operating activities of $2,133,053, compared to cash flows from operating activities of $1,263,350 for the six months ended March 31, 2022, representing an increase of $869,703 or approximately 69%. The increase in cash flows from operations was largely the result of decreases in our net operating assets, mainly driven by decreases in accounts receivable and prepaid expense, deposits, deferred tax assets and other assets.

Net Cash Flows Used in Investing Activities.

The Company used $3,548,322 of cash for investing activities during the six months ended March 31, 2023, compared to $2,359,136 of cash used for investing activities during the six months ended March 31, 2022. The increase in cash used for investing activities was primarily related to purchases of monitoring and other equipment to complete the swap of 3G devices and meet customer demand during the six months ended March 31, 2023.

Net Cash Flows Used in Financing Activities.

The Company used $276,666 of cash for financing activities during the three months ended March 31, 2023, which was the result of loan principal payments on Chile’s long-term debt, compared to $249,142 of cash used for financing activities during the six months ended March 31, 2022.

Liquidity, Working Capital and Management’s Plan

As of March 31, 2023 the Company had unrestricted cash of $4,014,530 compared to unrestricted cash of $5,311,104 as of September 30, 2022. As of March 31, 2023, the Company had working capital of $5,228,419, compared to working capital of $7,296,297 as of September 30, 2022. This decrease in working capital of $2,067,878 is principally due to the purchase of monitoring equipment, offset by a decrease in operating liabilities.

On October 21, 2020, the Company requested, in writing, an additional extension to the maturity date of the Amended Facility Agreement. On November 25, 2020, the Noteholders held a meeting to address the Company’s request and approved a new maturity date of July 1, 2024. On December 21, 2020, Conrent and the Company signed an Amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024, capitalized the accrued and unpaid interest which increased the outstanding principal amount and reduced the interest rate of the Amended Facility Agreement from 8% to 4%. On June 30, 2021, the Company restarted interest payments to Conrent which have been made semi-annually since that time.

On April 26, 2023, the Company and Conrent entered into a new amendment to the Facility Agreement which further extended the maturity date from July 1, 2024 to July 1, 2027, established an escalation in the interest rate and required the Company to pay certain fees to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed during the six months ended March 31, 2023 or borrowed during the fiscal year end September 30, 2022.

Inflation

The rise in inflation in fiscal 2022 and the first half of fiscal 2023 has adversely impacted the Company’s cost of labor, materials and other operating expenses. We expect cost inflation to remain elevated throughout the rest of fiscal 2023 but anticipate continued supply chain productivity and pricing actions to mitigate some of the inflationary pressures.

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

Foreign Currency Risks

We had $3,085,549 and $3,050,246 in foreign currency revenue from sources outside of the United States for the six months ended March 31, 2023 and 2022, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gain of $554,943 and $290,091 in the six months ended March 31, 2023 and 2022, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars for hedging purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2023.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to avoid and recover allegedly constructive fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. The parties held a mediation on November 1, 2022 and were unable to reach an agreement but left open the possibility of additional discussions. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022 Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of no less than $1.5 million. On October 5, 2022, the Plaintiff voluntarily dismissed the case without prejudice, and refiled the case on January 10, 2023. The Company disputes the Plaintiff’s claims, and has filed its Answer and Affirmative Defenses to the re-filed complaint. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois (2022 L 011050) against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 5, 2023, we received a letter from OTC Markets indicating that our common stock does not meet the continuing criteria for trading on the OTCQX because we do not have at least two independent directors on our Board of Directors. The letter also stated that we have one year from the date of non-compliance, or January 1, 2024, to regain compliance, or we will be moved from the OTCQX to an alternative market. We are currently considering applying to trade on the OTCQB marketplace in the event we fail to appoint an additional independent director to our Board prior to January 1, 2024.

Item 6. Exhibits

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: May 11, 2023	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Financial and Accounting Officer)