Form 10-Q
period 2023-06-30
Track Group, Inc.
filed 2023-08-10
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2023, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2023	2022
Assets
Current assets:
Cash	$3,814,518	$5,311,104
Accounts receivable, net of allowance for doubtful accounts of $121,221 and $102,570, respectively	4,343,221	6,236,555
Prepaid expense and deposits	690,102	769,006
Inventory, net of reserves of $3,772 and $0, respectively	1,276,388	1,053,245
Other current assets	-	284,426
Total current assets	10,124,229	13,654,336
Property and equipment, net of accumulated depreciation of $1,916,715 and $1,829,588, respectively	130,141	170,329
Monitoring equipment, net of accumulated depreciation of $6,214,911 and $5,950,639, respectively	5,473,207	3,624,101
Intangible assets, net of accumulated amortization of $16,852,154 and $14,804,269, respectively	14,681,500	15,661,417
Goodwill	7,970,956	8,061,002
Other assets	2,849,055	3,509,655
Total assets	$41,229,088	$44,680,840

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,724,957	$2,858,915
Accrued liabilities	2,169,972	3,042,443
Current portion of long-term debt	462,577	456,681
Total current liabilities	5,357,506	6,358,039
Long-term debt, net of current portion	42,798,575	42,979,243
Long-term liabilities	291,477	398,285
Total liabilities	48,447,558	49,735,567

Commitments and contingencies (Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,576,531	302,437,593
Accumulated deficit	(308,364,947)	(306,218,889)
Accumulated other comprehensive loss	(1,431,240)	(1,274,617)
Total equity (deficit)	(7,218,470)	(5,054,727)
Total liabilities and stockholders’ equity (deficit)	$41,229,088	$44,680,840

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue:
Monitoring and other related services	$8,539,023	$8,836,622	$25,007,830	$27,148,837
Product sales and other	158,555	137,460	853,485	905,020
Total revenue	8,697,578	8,974,082	25,861,315	28,053,857

Cost of revenue:
Monitoring, products and other related services	4,211,807	4,200,635	11,835,327	12,284,432
Depreciation and amortization included in cost of revenue	821,915	809,234	2,438,649	2,465,998
Total cost of revenue	5,033,722	5,009,869	14,273,976	14,750,430

Gross profit	3,663,856	3,964,213	11,587,339	13,303,427

Operating expense:
General & administrative	2,228,545	2,734,162	7,852,864	8,003,178
Selling & marketing	717,246	778,656	2,215,588	2,197,237
Research & development	750,124	583,492	2,046,701	1,799,821
Depreciation & amortization	247,083	400,062	742,366	1,231,634
Total operating expense	3,942,998	4,496,372	12,857,519	13,231,870

Operating income (loss)	(279,142)	(532,159)	(1,270,180)	71,557

Other income (expense):
Interest expense, net	(430,824)	(450,582)	(1,251,349)	(1,390,318)
Currency exchange rate gain (loss)	418,011	(750,124)	972,953	(460,033)
Other income, net	-	(1,593,099)	-	(959,628)
Total other income (expense)	(12,813)	(2,793,805)	(278,396)	(2,809,979)
Income (loss) before income tax	(291,955)	(3,325,964)	(1,548,576)	(2,738,422)
Income tax expense	405,229	279,095	597,482	719,718
Net income (loss) attributable to common shareholders	(697,184)	(3,605,059)	(2,146,058)	(3,458,140)
Foreign currency translation adjustments	(402,454)	(527,431)	(156,622)	(530,204)
Comprehensive income (loss)	$(1,099,638)	$(4,132,490)	$(2,302,680)	$(3,988,344)

Net income (loss) per share – basic:
Net income (loss) per share	$(0.06)	$(0.31)	$(0.18)	$(0.30)
Weighted average shares outstanding	11,863,758	11,566,869	11,863,758	11,546,673

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.06)	$(0.31)	$(0.18)	$(0.30)
Weighted average shares outstanding	11,863,758	11,566,869	11,863,758	11,546,673

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)

Stock-based compensation	-	-	61,750	-	-	61,750
Foreign currency translation adjustments	-	-	-	-	152,246	152,246
Net income	-	-	-	36,384	-	36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)

Stock-based compensation	-	-	51,459	-	-	51,459
Foreign currency translation adjustments	-	-	-	-	93,585	93,585
Net loss	-	-	-	(1,485,258)	-	(1,485,258)
Balance March 31, 2023	11,863,758	$1,186	$302,550,802	$(307,667,763)	$(1,028,786)	$(6,144,561)

Stock-based compensation	-	-	25,729	-	-	25,729
Foreign currency translation adjustments	-	-	-	-	(402,454)	(402,454)
Net loss	-	-	-	(697,184)	-	(697,184)
Balance June 30, 2023	11,863,758	$1,186	$302,576,531	$(308,364,947)	$(1,431,240)	$(7,218,470)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Issuance of Common Stock for options/warrants exercised	16,474	2	(2)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock	-	-	(3,076)	-	-	(3,076)
Foreign currency translation adjustments	-	-	-	-	(22,858)	(22,858)
Net loss	-	-	-	(305,322)	-	(305,322)
Balance December 31, 2021	11,541,452	$1,154	$302,258,446	$(299,133,849)	$(1,077,207)	$2,048,544

Foreign currency translation adjustments	-	-	-	-	20,085	20,085
Net income	-	-	-	452,241	-	452,241
Balance March 31, 2022	11,541,452	$1,154	$302,258,446	$(298,681,608)	$(1,057,122)	$2,520,870

Issuance of Common Stock for options/warrants exercised	37,306	4	(4)	-	-	-
Tax withheld on issuance of Common Stock	-	-	(28,368)	-	-	(28,368)
Issuance of Restricted Common Stock to employees for services	285,000	28	(28)	-	-	-
Amortization of equity-based compensation granted to employees	-	-	94,340	-	-	94,340
Foreign currency translation adjustments	-	-	-	-	(527,431)	(527,431)
Net loss	-	-	-	(3,605,059)	-	(3,605,059)
Balance June 30, 2022	11,863,758	$1,186	$302,324,386	$(302,286,667)	$(1,584,553)	$(1,545,648)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(2,146,058)	$(3,458,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,181,015	3,697,632
Bad debt expense (recovery)	129,714	(39,724)
Stock based compensation	138,938	94,340
Deferred income tax expense (benefit)	(38,259)	279,367
Loss on monitoring equipment included in cost of revenue	381,193	218,118
Amortization of debt issuance costs	120,276	105,783
Amortization of monitoring center assets included in cost of revenue	430,678	363,077
Income on forgiveness of accrued vendor expense	-	(633,471)
Foreign currency exchange (gain)/loss	(972,953)	460,033
Change in assets and liabilities:
Accounts receivable, net	1,893,334	1,502,015
Inventories	(223,143)	109,934
Prepaid expense, deposits and other assets	1,062,189	(170,821)
Accounts payable	(133,958)	(1,197,458)
Accrued liabilities	(872,471)	(1,142,174)
Net cash provided by operating activities	2,950,495	188,511

Cash flow used in investing activities:
Purchase of property and equipment	(27,845)	(68,382)
Capitalized software	(742,276)	(560,167)
Purchase of monitoring equipment and parts	(3,501,359)	(2,413,539)
Net cash used in investing activities	(4,271,480)	(3,042,088)

Cash flow used in financing activities:
Principal payments on long-term debt	(393,840)	(378,775)
Payment of deferred financing fees	(44,151)	-
Tax withholdings related to net share settlement of equity-based awards	-	(31,444)
Proceeds from exercise of stock options	-	10,570
Net cash used in financing activities	(437,991)	(399,649)

Effect of exchange rate changes on cash	262,390	(253,803)

Net decrease in cash	(1,496,586)	(3,507,029)
Cash, beginning of period	5,311,104	8,421,162
Cash, end of period	$3,814,518	$4,914,133

Cash paid for interest	$1,839,569	$1,855,187
Cash paid for taxes	$621,730	$201,956

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2023 and results of its operations for the three and nine months ended June 30, 2023. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. The results of operations for the nine months ending June 30, 2023, may not be indicative of the results for the fiscal year ending September 30, 2023.

As of June 30, 2023 and September 30, 2022, the Company had an accumulated deficit of $308,364,947 and $306,218,889, respectively. The Company had net loss of $2,146,058 and $3,458,140 for the nine months ended June 30, 2023 and 2022, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 19). The Company also has six notes payable maturing between January 2, 2024, and February 17, 2025, related to the construction of two monitoring centers for a new contract, with outstanding balances due for the six notes totaling $547,603, net of deferred financing fees at June 30, 2023 (See Note 19). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it achieved on an operating basis in the fiscal year ended September 30, 2021, and was close to achieving in the fiscal year ended September 30, 2022, excluding the approximate $1.7 million asset impairment. Management has evaluated the significance of these conditions, as well as the recent change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which are adopted by the Company as of the specified effective date. The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 in the fiscal year 2024. The Company has determined this adoption will not have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

(5) BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Contingent Consideration

In certain acquisitions, the Company has agreed to pay additional amounts to the seller contingent upon the achievement by the acquired businesses of certain future goals, which may include revenue milestones, new customer accounts and earnings targets. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward and likely achievement of certain targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in the current period earnings until the arrangement is settled. If there is uncertainty surrounding the value of contingent consideration, then the Company’s policy is to wait until the end of the measurement period before making an adjustment.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2023.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of June 30, 2023 and 2022, there were 4,688 and 327,674 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the nine months ended June 30, 2023, and 2022, respectively, as their effect would be anti-dilutive.

At June 30, 2023 all stock options and warrants had exercise prices that were above the market price of $0.28 and have been excluded from the diluted earnings per share calculations. At June 30, 2022 no options and warrants had exercise prices that were below the market price of $0.70 and have been excluded in the basic and diluted earnings per share calculations.

The common stock equivalents outstanding as of June 30, 2023 and 2022 consisted of the following:

	June 30,	June 30,
	2023	2022
Issuable common stock options and warrants	4,688	327,674
Total common stock equivalents	4,688	327,674

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

The balance of accounts receivables at June 30, 2023 of $4,343,221 includes an unbilled balance of $559,205 and the balance of accounts receivable at September 30, 2022 of $6,236,555 included an unbilled balance of $777,514. The balance of accounts receivable at September 30, 2021 of $7,163,615 included an unbilled balance of $420,697. The balances of the deferred revenue at June 30, 2023, September 30, 2022, and September 30, 2021 are $5,702, $3,299, and $22,500, respectively, and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $3,927 and $7,656, respectively, of deferred revenue in the three and nine months ended June 30, 2023 and recognized $10,512 and $110,027, respectively, of deferred revenue in the three and nine months ended June 30, 2022.

Product Sales and Other. The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue from the sale of devices and parts is recognized upon their transfer of control to the customer, which is generally upon delivery. Delivery is considered complete at either the time of shipment or arrival at destination, based on the agreed upon terms within the contract. Payment terms are generally 30 days from the invoice date.

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price, net of applicable discount, or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to us.

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,134,587	71%	$6,466,124	72%
Latin America	2,437,040	28%	2,362,203	26%
Other	125,951	1%	145,755	2%
Total	$8,697,578	100%	$8,974,082	100%

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$18,166,817	70%	$19,918,449	71%
Latin America	7,023,604	27%	7,189,118	26%
Other	670,894	3%	946,290	3%
Total	$25,861,315	100%	$28,053,857	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for the nine months ended June 30, 2023, and approximately 97% for the nine months ended June 30, 2022) of the Company’s revenue. Latin America includes the Bahamas, Chile, Puerto Rico, Panama and the U.S. Virgin Islands, and other includes Canada and Saudi Arabia.

(9) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2023 and September 30, 2022, the outstanding balance of prepaid expense and deposits was $690,102 and $769,006, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item's selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards and other parts used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment.  As of June 30, 2023 and September 30, 2022, inventory consisted of the following:

	June 30, 2023	September 30, 2022
Monitoring equipment component boards inventory	$1,280,160	$1,053,245
Reserve for damaged or obsolete inventory	(3,772)	-
Total inventory, net of reserves	$1,276,388	$1,053,245

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

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Equipment, software and tooling	$1,435,992	$1,399,288
Automobiles	5,039	4,187
Leasehold improvements	385,376	380,586
Furniture and fixtures	220,449	215,856
Total property and equipment before accumulated depreciation	2,046,856	1,999,917
Accumulated depreciation	(1,916,715)	(1,829,588)
Property and equipment, net of accumulated depreciation	$130,141	$170,329

Property and equipment depreciation expense for the three months ended June 30, 2023 and 2022 was $24,012 and $36,002, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2023 and 2022 was $71,062 and $111,232, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is amortized using the straight-line method over an estimated useful life of between three and five years. Monitoring equipment as of June 30, 2023 and September 30, 2022, was as follows:

	June 30, 2023	September 30, 2022
Monitoring equipment	$11,688,118	$9,574,740
Less: accumulated depreciation	(6,214,911)	(5,950,639)
Monitoring equipment, net of accumulated depreciation	$5,473,207	$3,624,101

Depreciation of monitoring equipment for the three months ended June 30, 2023 and 2022 was $387,668 and $343,507, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2023 and 2022 was $1,141,246 and $1,061,916, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, the Company recorded charges of $171,499 and $32,634, respectively, for devices that were lost, stolen or damaged. During the nine months ended June 30, 2023 and 2022, the Company recorded charges of $381,193 and $218,118, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes intangible assets at June 30, 2023 and September 30, 2022, respectively:

	June 30, 2023			September 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(14,025,690)	$7,094,875	$21,120,565	$(13,027,465)	$8,093,100
Developed technology	10,272,902	(2,687,662)	7,585,240	9,206,006	(1,649,563)	7,556,443
Trade name	140,187	(138,802)	1,385	139,115	(127,241)	11,874
Total intangible assets	$31,533,654	$(16,852,154)	$14,681,500	$30,465,686	$(14,804,269)	$15,661,417

The intangible assets summarized above were purchased or developed on various dates from July 2011 through June 30, 2023. Amortization expense for the three months ended June 30, 2023 and 2022 was $657,318 and $829,787, respectively. Amortization expense included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended June 30, 2023 and 2022 was $434,247 and $465,727, respectively. Amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended June 30, 2023 and 2022 was $223,071 and $364,060, respectively.

Amortization expense for the nine months ended June 30, 2023 and 2022 was $1,968,707 and $2,524,484, respectively. Amortization expense included in cost of revenue on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2023 and 2022 was $1,297,403 and $1,404,082, respectively. Amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2023 and 2022 was $671,304 and $1,120,402, respectively.

(14) GOODWILL

The following table summarizes the activity of goodwill at June 30, 2023 and September 30, 2022, respectively:

	June 30, 2023			September 30, 2022
	Beginning of the Year Gross	Effect of foreign currency translation on Goodwill	End of the Year Gross	Beginning of the Year Gross	Effect of foreign currency translation on Goodwill	End of the Year Gross

Goodwill Balance	$8,061,002	$(90,046)	$7,970,956	$8,519,998	$(458,996)	$8,061,002

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2023.

(15) OTHER ASSETS

As of June 30, 2023 and September 30, 2022, the balance of other assets was $2,849,055 and $3,509,655, respectively. Other assets at June 30, 2023 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of June 30, 2023 and September 30, 2022, was as follows:

	June 30, 2023	September 30, 2022
Monitoring center equipment	$1,829,409	$1,520,115
Less: accumulated amortization	(1,080,298)	(524,178)
Monitoring center equipment, net of accumulated amortization	$749,111	$995,937

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and nine months ended June 30, 2023, were $150,177 and $430,678, respectively. Amortization of costs related to the monitoring centers for the three and nine months ended June 30, 2022, were $138,887 and $363,077, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

(16) LEASES

Leases as Lessor

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three and nine months ended June 30, 2023 and 2022 are shown in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Monitoring equipment operating revenue	$7,123,377	$7,355,582	$20,928,564	$22,807,064

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of June 30, 2023 and September 30, 2022.

	June 30, 2023		September 30, 2022
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$450,669	-	$575,716	$-
Accrued liabilities	-	159,192	-	177,431
Long-term liabilities	-	291,477	-	398,285

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Cash paid for noncancelable operating leases included in operating cash flows	$213,917	$203,953
Right of use assets obtained in exchange for operating lease liabilities	$5,150	$496,567

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2023 are:

Operating Leases
From July 2023 to June 2024	$174,635
From July 2024 to June 2025	104,224
From July 2025 to June 2026	93,826
From July 2026 to June 2027	95,613
From July 2027 to June 2028	16,426
Undiscounted cash flow	484,724
Less: imputed interest	(34,055)
Total	$450,669
Reconciliation to lease liabilities:
Lease liabilities - current	$159,192
Lease liabilities - long-term	291,477
Total lease liabilities	$450,669

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2023 were 3.52 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Accrued payroll, taxes and employee benefits	$1,110,962	$1,412,055
Deferred revenue	5,702	3,299
Accrued taxes - foreign and domestic	286,382	371,293
Accrued other expense	80,686	123,752
Accrued legal and other professional costs	61,302	57,905
Accrued costs of revenue	465,518	352,060
Right of use liability	159,192	177,431
Deferred financing fees	-	88,685
Accrued interest	228	455,963
Total accrued liabilities	$2,169,972	$3,042,443

(18) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,871,745 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board in his current capacity as a senior executive at ADS.

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2023 and September 30, 2022, consisted of the following:

	June 30, 2023	September 30, 2022

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at June 30, 2023 are $150,451. As of June 30, 2023, $42,864,000 of principal and $0 of interest was owed to Conrent. The Company paid Conrent interest of $1,739,745 for the nine months ended June 30, 2023.

	$42,713,549	$42,653,649

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	20,503	35,335

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $7,514, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	119,835	177,463

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $3,906, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	72,347	135,521

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	48,943	79,375

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $97, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	31,150	51,278

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $14,364, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	254,825	303,303

Total debt obligations	43,261,152	43,435,924
Less: current portion	(462,577)	(456,681)
Long-term debt, less current portion	$42,798,575	$42,979,243

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through July 1, 2024, 5% through July 1, 2025, 5.5% through July 1, 2026, and 6% through the maturity date and (iii) removed section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of June 30, 2023, $42,864,000 of principal and $0 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2023:

Twelve months ended June 30:	Total
2024	$462,577
2025	110,907
2026	-
2027	42,864,000
Total	43,437,484
Issuance costs	(176,332)
Debt obligations, net of unamortized issuance costs	$43,261,152

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of June 30, 2023, there were no shares of Preferred Stock outstanding.

No dividends were paid during the nine months ended June 30, 2023 or 2022, respectively.

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

Except with respect to transactions upon which holders of the Series A Preferred are entitled to vote separately as a class under the terms of the Certificate of Designation, the Series A Preferred has no voting rights. The shares of Common Stock into which Series A Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding shares of our Common Stock.

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

As of June 30, 2023, no shares of Series A Preferred were issued and outstanding.

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

The Company recorded expense of $25,730 and $94,340 for the three months ended June 30, 2023 and 2022, respectively and $138,938 and $94,340 for the nine months ended June 30, 2023 and 2022, respectively, related to the 2022 Plan. There were 215,000 shares of Common Stock available under the 2022 Plan as of June 30, 2023.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three and nine months ended June 30, 2023 and 2022, respectively, related to the issuance and vesting of outstanding options and warrants. During the nine months ended June 30, 2023 and 2022, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. All options and warrants outstanding under the 2012 Plan have vested and are exercisable as of June 30, 2023.

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

A summary of stock option (warrant) activity for the nine months ended June 30, 2023, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$225
Granted	-	-		-
Expired/Cancelled	(156,193)	1.24		-
Exercised	-	-		-
Outstanding as of June 30, 2023	4,688	$1.24	0.50	$0
Exercisable as of June 30, 2023	4,688	$1.24	0.50	$0

The intrinsic value of options and warrants outstanding and exercisable is based on the Company’s share price of $0.28 at June 30, 2023.

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

For the nine months ended June 30, 2023 and 2022, the Company incurred net (loss) for income tax purposes, inclusive of book to tax differences, of $(2,146,058) and $(3,458,140), respectively. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims which are upwards of $4.0 million. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to recover allegedly fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. At this time, the case remains stayed by Court order. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021, and subsequently filed its Answer and Affirmative Defenses and issued discovery. On July 17, 2023, the action was consolidated with a related case brought by Plaintiff against other motorists involved in the automobile accident. The Company disputes Abed’s claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022, Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016, was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of $1.5 million. The Company disputes the Plaintiff’s claims and has filed its Answer and Affirmative Defenses and initiated discovery. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Performance Bonds

As of June 30, 2023, the Company has one performance bond in connection with a foreign customer totaling $1,525,525 (“Performance Bond”), which is held in an interest-bearing account on behalf of the customer. and recorded in other assets on the Condensed Consolidated Balance Sheets. The amount held on this Performance Bond will be released after the expiration of the Performance Bond, all contract extensions have been exhausted, and the consent of the customer, but in no event before July 2024 and more likely in 2025.

The amounts held on two performance bonds were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended June 30, 2023 and 2022 of $13,227 and $11,144, respectively. The Company recorded interest expense for the nine months ended June 30, 2023 and 2022 of $43,366 and $44,560, respectively.

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events that are reasonably likely to have an impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”, or this “Report”) contains information that constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, the statements contained in this Report that are not purely historical can be “forward-looking statements”. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified using words or phrases such as “believes”, “expects”, “intends”, “anticipates”, “should”, “plans”, “estimates”, “projects”, “potential”, and “will” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in our most recent Annual Report on Form 10-K, and those described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

ReliAlert®-XC 3 is our predecessor device which had advanced features to enable agencies to effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory, and durability enhancements.

Monitoring Center Services - Our monitoring centers provide live 24/7/365 monitoring of all alarms generated from our devices, as well as customer and technical support. Our monitoring center operators play a vital role, and as such, are staffed with highly trained, bilingual individuals. These operators act as an extension of agency resources receiving alarms, communicating and intervening with offenders regarding violations and interacting with supervision staff, all pursuant to agency-established protocols. The facilities have redundant power sources, battery backup and triple redundancy in voice, data and IP. We have assisted in the establishment of monitoring centers for customers and local partners in the United States, Chile and other global locations.

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

Business Strategy

We are committed to helping our customers improve offender rehabilitation and re-socialization outcomes through our innovative hardware, software and services. We treat our business as a service business. Although we still manufacture patented tracking technology, we see the physical goods as only a small part of the integrated offender monitoring solutions we provide. Accordingly, rather than receiving a payment just for a piece of manufactured equipment, the Company receives a recurring stream of revenue for ongoing device agnostic subscription contracts. As part of our strategy, we continue to expand our device-agnostic platform to not only collect, but also store, analyze, assess and correlate location data for both accountability and auditing reasons, as well as to use for predictive analytics and assessment of effective and emerging techniques in criminal behavior and rehabilitation. We believe a high-quality customer experience along with knowledgeable salespeople who can convey the value of our products and services greatly enhances our ability to attract and retain customers. Therefore, our strategy also includes building and expanding our own direct sales force and our third-party distribution network to effectively reach more customers and provide them with world-class sales and post-sales support experience. In addition, we are developing related service offerings to address adjacent market opportunities in both the public and private sectors. We believe continual investment in research and development (“R&D”), including smartphone applications and other monitoring services is critical to the development and sale of innovative technologies and integrated solutions today and in the future.

Critical Accounting Policies

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining the results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 16, 2022. During the nine months ended June 30, 2023, there have been no material changes to the Company’s critical accounting policies.

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

The COVID-19 pandemic adversely impacted both the Company’s revenue and costs in the past by disrupting its operations in Chile, causing shortages within the supply chain and postponing certain sales opportunities as some government agencies delayed new RFP (Request for Proposal) processes or decisions. Notwithstanding the challenges, the monitoring being performed by the Company’s significant customers across the globe and key business partners providing manufacturing and call center services have all remained operational. In addition, both our Chile office and the corporate headquarters in the greater-Chicago area have been open nearly twenty-one months. However, the Company is operating in a rapidly changing environment and the extent to which COVID-19 impacts its business, operations and financial results going forward is something the Company cannot accurately predict.

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Revenue

For the three months ended June 30, 2023, the Company recognized total revenue from operations of $8,697,578 compared to $8,974,082 for the three months ended June 30, 2022, a decrease of $276,504, or approximately 3%. The decrease in monitoring revenues is driven principally by fluctuations in court proceedings where active devices are assigned to customers in Illinois and California, partially offset by an increase in monitoring revenues for customers in Indiana and Louisiana.

Product sales and other revenue for the three months ended June 30, 2023 increased to $158,555 from $137,460 in the same period in 2022, an increase of $21,095 or approximately 15%, primarily due to an increase in the sale of consumable products.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), has been impacted by the global semiconductor shortage. The availability of semiconductor parts continued to improve in the first three quarters of fiscal 2023; however, long lead times remain with certain parts.

Cost of Revenue

During the three months ended June 30, 2023, cost of revenue totaled $5,033,722 compared to cost of revenue during the three months ended June 30, 2022, of $5,009,869, an increase of $23,853 or less than 1%. The increase in cost of revenue was largely the result of higher device repair costs of $149,933, higher equipment provided to our customers of $25,896, and higher lost, stolen, and damaged costs of $138,865, partially offset by lower monitoring center costs of $67,163, lower communication costs of $171,967, lower commission costs of $41,444 and lower freight costs of $11,632.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2023 and 2022 totaled $821,915 and $809,235, respectively, an increase of $12,680. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to an increase in device depreciation expense of $44,160, offset by a decrease in amortization of $31,480 for the discontinued product, Shadow. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended June 30, 2023, gross profit totaled $3,663,856, resulting in a gross margin of approximately 42%. During the three months ended June 30, 2022, gross profit totaled $3,964,213, resulting in a gross margin of approximately 44%. The decrease in absolute gross profit of $300,357 or approximately 8% is due to lower revenue, partially offset by a decrease in communication services and monitoring center costs.

General and Administrative Expense

During the three months ended June 30, 2023, general and administrative expense totaled $2,228,544 compared to $2,734,162 for the three months ended June 30, 2022. The decrease of $505,618 or approximately 18% in general and administrative expense resulted largely from lower legal and professional fees of $376,601, lower payroll and payroll taxes of $81,314 for general and administrative employees, lower stock-based compensation of $68,610, lower insurance costs of $62,819 and lower Board of Director fees and expense of $34,216. These costs were partially offset by higher bad debt expense of $69,397 and higher outside service costs of $54,586.

Selling and Marketing Expense

During the three months ended June 30, 2023, selling and marketing expense totaled $717,246 compared to $778,656 for the three months ended June 30, 2022. The decrease in expense of $61,410 or approximately 8% is principally the result of lower payroll and payroll taxes of $67,378 for selling and marketing employees, lower travel and entertainment cots of $16,131, lower trade show costs of $15,239 and lower outside services costs of $12,705, partially offset by higher severance expense of $59,207.

Research and Development Expense

During the three months ended June 30, 2023, research and development expense totaled $750,124 compared to $583,492 for the three months ended June 30, 2022. The increase in expense of $166,632 or approximately 29% was primarily due to an increase in payroll and payroll taxes of $133,605 for research and development employees and an increase in dues and subscriptions of $17,142.

Depreciation and Amortization Expense

During the three months ended June 30, 2023, depreciation and amortization expense totaled $247,083 compared to $400,062 for the three months ended June 30, 2022, a decrease of $152,979 or approximately 38%, largely due to intangible assets that were fully amortized in the second half of fiscal 2022.

Total Operating Expense

During the three months ended June 30, 2023, total operating expense decreased to $3,942,998 compared to $4,496,372 for the three months ended June 30, 2022, a decrease of $553,374 or approximately 12%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended June 30, 2023, operating loss was ($279,142) compared to operating loss of ($532,159) for the three months ended June 30, 2022. The decrease of $253,017 in operating loss was principally due to a decrease in operating expense of $533,374, partially offset by a decrease in gross profit of $300,357.

Other Income (Expense)

For the three months ended June 30, 2023, other expense totaled ($12,813) compared to other expense of ($2,793,805) for the three months ended June 30, 2022, a decrease of $2,780,992. The decrease in other expense is largely due to a litigation settlement of $1,600,000 in 2022 and positive currency exchange rate movements of $1,168,135 between the US Dollar vs. the Chilean Peso, compared to the third fiscal quarter of 2022.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of ($697,183) for the three months ended June 30, 2023, compared to a net loss attributable to common stockholders of ($3,605,059) for the three months ended June 30, 2022, a decrease of $2,907,876. This decrease in net loss attributable to common stockholders is due to a lower operating loss, significant decrease in other expense, partially offset by higher income tax expense related to Chile tax on certain payments made to the U.S. parent company and Chile estimated tax payments.

Nine months Ended June 30, 2023, Compared to Nine months Ended June 30, 2022

Revenue

For the nine months ended June 30, 2023, the Company recognized total revenue from operations of $25,861,315 compared to $28,053,857 for the nine months ended June 30, 2022, a decrease of $2,192,542, or approximately 8%. The decrease in monitoring revenues is driven principally by fluctuations in court proceedings where active devices are assigned to customers in Illinois and California, partially offset by an increase in monitoring revenues for customers in Indiana and Louisiana.

Product sales and other revenue for the nine months ended June 30, 2023 decreased to $853,485 from $905,020 in the same period in 2022, a decrease of $51,535 or approximately 6%, primarily due to purchases from a partner in Saudi Arabia in February 2022.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts continued to improve in the first three quarters of fiscal 2023; however, long lead times remain with certain parts.

Cost of Revenue

During the nine months ended June 30, 2023, cost of revenue totaled $14,273,976 compared to cost of revenue during the nine months ended June 30, 2022 of $14,750,430, a decrease of $476,454 or approximately 3%. The decrease in cost of revenue was largely the result of lower monitoring center costs of $291,033, lower communication costs of $346,638, lower software maintenance costs of $48,435, lower product sales costs of $96,558 and lower commission costs of $86,434, partially offset by higher server costs of $50,814, higher lost, stolen and damaged costs of $164,388 and higher device repair costs of $183,533.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2023 and 2022 totaled $2,438,649 and $2,465,998, respectively, a decrease of $27,349. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization for discontinued product, Shadow, of $106,680, offset by an increase in device depreciation expense of $79,330. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the nine months ended June 30, 2023, gross profit totaled $11,587,339, resulting in a gross margin of approximately 45%. During the nine months ended June 30, 2022, gross profit totaled $13,303,427, resulting in a gross margin of approximately 47%. The decrease of $1,716,088 in absolute gross profit, or approximately 13%, is due to lower revenue, partially offset by a decrease in certain costs of revenue.

General and Administrative Expense

During the nine months ended June 30, 2023, general and administrative expense totaled $7,852,864 compared to $8,003,178 for the nine months ended June 30, 2022. The decrease of $150,314 or approximately 2% in general and administrative expense resulted largely from lower legal and professional fees of $671,678, partially offset by higher payroll and payroll taxes of $233,518 for general and administrative employees, higher bad debt costs of $169,438 and higher insurance costs of $120,845.

Selling and Marketing Expense

During the nine months ended June 30, 2023, selling and marketing expense totaled $2,215,588 compared to $2,197,237 for the nine months ended June 30, 2022. The increase in expense of $18,351 or approximately 1% is principally the result of higher travel and entertainment cots of $33,392 and higher severance expense of $59,207, partially offset by lower consulting and outside service expense of $50,328, lower dues and subscriptions of $16,838 and lower trade show expense of $21,993.

Research and Development Expense

During the nine months ending June 30, 2023, research and development expense totaled $2,046,701 compared to $1,799,821 for the nine months ended June 30, 2022. The increase in expense of $246,880 or approximately 14% was primarily due to higher consulting and outside services expense of $44,876, higher dues and subscriptions of $57,528 and higher payroll and payroll taxes of $137,814 for research and development employees.

Depreciation and Amortization Expense

During the nine months ended June 30, 2023, depreciation and amortization expense totaled $742,366 compared to $1,231,634 for the nine months ended June 30, 2022, a decrease of $489,268 or approximately 40%, largely due to intangible assets that were fully amortized in the period.

Total Operating Expense

During the nine months ended June 30, 2023, total operating expense decreased to $12,857,519 compared to $13,231,870 for the nine months ended June 30, 2022, a decrease of $374,351 or approximately 3%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the nine months ended June 30, 2023, operating loss was ($1,270,180) compared to operating income of $71,557 for the nine months ended June 30, 2022, a significant reduction of $1,341,757. This reduction was principally due to a decrease in gross profit of $1,716,088.

Other Income and Expense

For the nine months ended June 30, 2023, other expense totaled ($278,396) compared to ($2,809,979) for the nine months ended June 30, 2022, a decrease of $2,531,583. The decrease in other expense is largely due to positive currency exchange rate movements of $1,432,986 between the US Dollar vs. the Chilean Peso, compared to the first three quarters of fiscal 2022 and a litigation settlement of $1,600,000 in third quarter 2022, partially offset by a vendor forgiving $633,471 of accrued expense in 2022.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of ($2,146,058) for the nine months ended June 30, 2023, compared to ($3,458,140) for the nine months ended June 30, 2022. This decrease is due to positive currency exchange rate movements and a litigation settlement of $1,600,000 in the third quarter of 2022, partially offset by lower operating income and a vendor forgiving $633,471 of accrued expense in 2022.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through July 1, 2024, 5% through July 1, 2025, 5.5% through July 1, 2026, and 6% through the maturity date and (iii) removed section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of June 30, 2023, $42,864,000 of principal and $0 of interest was owed to Conrent.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021 and a maturity date of February 6, 2024.

On January 12, 2021, the Company borrowed 347,198,500CLP ($482,965USD), net of 2,801,500CLP fees ($3,897USD), from Banco Santander. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Santander as lender. The loan was used to comply with the construction of Gendarmeria de Chile monitoring center in Santiago, Chile and remodel a temporary monitoring center. The loan bears an interest rate of 5.04% per annum, payable monthly with principal beginning February 2021 and a maturity of May 11, 2024. The Company also paid 19,607,843CLP ($27,275USD) in broker fees which are amortized over the life of the loan.

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan was used for the construction of the Gendarmeria de Chile monitoring center in Santiago and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021 and a maturity of March 4, 2024.

On February 5, 2021, the Company borrowed of 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021 and a maturity date of March 4, 2024.

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan was used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears an interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021 and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan.

No borrowings or sales of equity securities occurred during the nine months ended June 30, 2023, or during the year ended September 30, 2022.

Net Cash Flows Provided by Operating Activities.

During the nine months ended June 30, 2023, we had cash flows from operating activities of $2,950,495, compared to cash flows from operating activities of $188,511 for the nine months ended June 30, 2022, representing a $2,761,984 increase. The increase in cash flows from operations was largely the result of decreases in our net operating assets, mainly driven by decreases in accounts receivable and prepaid expense, deposits and other assets.

Net Cash Flows Used in Investing Activities.

The Company used $4,217,480 of cash for investing activities during the nine months ended June 30, 2023, compared to $3,042,088 of cash used for investing activities during the nine months ended June 30, 2022. The increase in cash used for investing activities was primarily related to purchases of monitoring and other equipment to complete the swap of 3G devices and meet customer demand during the nine months ended June 30, 2023.

Net Cash Flows Used in Financing Activities.

The Company used $437,991 of cash for financing activities during the nine months ended June 30, 2023, which was the result of loan principal payments on Chile’s long-term debt and payment of deferred financing fees, compared to $399,649 of cash used for financing activities during the nine months ended June 30, 2022.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2023, the Company had unrestricted cash of $3,814,518 compared to unrestricted cash of $5,311,104 as of September 30, 2022. As of June 30, 2023, the Company had working capital of $4,766,723, compared to working capital of $7,296,297 as of September 30, 2022. This decrease in working capital of $2,529,574 is principally due to the purchase of monitoring equipment, offset by a decrease in operating liabilities.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through July 1, 2024, 5% through July 1, 2025, 5.5% through July 1, 2026, and 6% through the maturity date and (iii) removed section 3.7 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of June 30, 2023, $42,864,000 of principal and $0 of interest was owed to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed during the nine months ending June 30, 2023, or borrowed during the fiscal year ending September 30, 2022.

Inflation

The rise in inflation in fiscal 2022 and the first three quarters of fiscal 2023 has adversely impacted the Company’s cost of labor, materials and other operating expense. We expect cost inflation to remain elevated throughout the rest of fiscal 2023 but anticipate continued supply chain productivity and pricing actions to mitigate some of the inflationary pressures.

Off-Balance Sheet Financial Arrangements

The Company has not entered any transactions with unconsolidated entities whereby the Company has financial guarantees, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation that provides financing, liquidity, market risk, or credit risk support to the Company.

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

Foreign Currency Risks

We had $4,767,831 and $4,668,573 in foreign currency revenue from sources outside of the United States for the nine months ended June 30, 2023 and 2022, respectively. Our foreign currency revenue is made up of sales in Chile. We made and received payments in a foreign currency during the periods indicated, which resulted in foreign exchange gain of $972,953 and loss of $(460,033) in the nine months ended June 30, 2023 and 2022, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2023.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during our quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims which are upwards of $4.0 million. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. On January 23, 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to recover allegedly fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stem from payments made to ISS between 2014 and 2017, which the Company believes were properly made in accordance with a contract between ISS and the government of Puerto Rico, through the Oficina de Servicios con Antelacion a Juicio, originally signed in 2011. The Company is confident that all payments it received were earned and due under applicable law and produced documentation supporting its position in an informal document exchange with the Commonwealth on July 6, 2020. At this time, the case remains stayed by Court order. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company was served on October 15, 2021 and subsequently filed its Answer and Affirmative Defenses and issued discovery. On July 17, 2023, the action was consolidated with a related case brought by Plaintiff against other motorists involved in the automobile accident. The Company disputes Abed’s claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022, Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of $1.5 million. The Company disputes the Plaintiff’s claims and has filed its Answer and Affirmative Defenses and initiated discovery. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective June 16, 2023, Track Group, Inc. (the “Company”) the Company voluntarily transitioned to trading its shares of common stock on the OTCQB Venture Market (OTCQB) of the OTC Markets Group, Inc., under its current ticker symbol, “TRCK” (the “Listing Transition”).

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

Track Group, Inc.

Date: August 10, 2023	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Financial and Accounting Officer)