Form 10-K
period 2023-09-30
Track Group, Inc.
filed 2023-12-20
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2023 was approximately $1.8 million. As of December 1, 2023, there were 11,863,758 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

None.

Track Group, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2023

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

-ii-

PART I

Item 1.          Business

Track Group, Inc., (the “Company”, “we”, “us”, and “our”), a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 per share (“Common Stock”), is currently listed for quotation on the OTCQB Venture Markets (“OTCQB”) under the symbol “TRCK”. Unless specified otherwise, as used in this Annual Report, references to Track Group, Inc. include the Company and its subsidiaries: Track Group Americas, Inc., a Utah corporation; Track Group – Puerto Rico, Inc., a Puerto Rico corporation; Emerge Monitoring, Inc., a Florida corporation; Emerge Monitoring II LLC, a Florida limited liability company; Integrated Monitoring Systems, LLC, a Colorado limited liability company; Track Group Chile S.p.A, a corporation formed under the laws of the Republic of Chile; Track Group Analytics Limited, a corporation formed under the laws of Canada; and Track Group International Ltd., a company formed under the laws of Israel (collectively, the “Subsidiaries”).

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

Recent Developments

On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent.

Products and Services

Devices

ReliAlert®XC4

ReliAlert®XC4 is our flagship GPS device, which is among the safest and most reliable monitoring devices ever made. It is the only one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capabilities, increased battery life and sleep mode.

ReliAlert®XC3

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

Research and Development Program

During the fiscal year ended September 30, 2023 (“Fiscal 2023”), we incurred research and development expenses of $2,735,060, as compared to $2,432,448 recognized during the fiscal year ended September 30, 2022 (“Fiscal 2022”). The $302,612 increase in research and development was largely due to higher wages and payroll taxes of $298,846. The Company has now significantly enhanced its technology platform to improve the efficiency of its software, firmware, user interface, and automation and invested considerable time in developing a new device expected to be completed in calendar 2024. As a result of these improvements, $1,020,604 and $865,263 was capitalized as developed technology, in accordance with the accounting guidance for internal-use software, during Fiscal 2023 and Fiscal 2022, respectively.

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

Our specific competitors vary from market to market and we compete against other international, national and regional companies, some of whom use local partners that may have more knowledge of the local markets and the government decision-making process. Some of our competitors are owned by large public companies with broader resources, while others are backed by private equity firms with large funds, or in some cases, work as part of a consortium with extensive international experience. We expect competition in these markets to intensify as competitors attempt to imitate some of the features of our products and applications within their own products or, alternatively, collaborate with third-party providers to offer solutions that are more competitive than those they currently offer.

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

Device Agnostic Software Platform. Our software platform is device agnostic and currently accommodates offender monitoring with new products that we introduce, integrates with case management software utilized by sheriff, probation and pre-trial departments, and supports devices manufactured by competitors.

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

National Footprint with International Presence. We operate in approximately 40 states (including Washington DC and Puerto Rico) as well as select international locations, including Chile, and Saudi Arabia and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

The industry in which the Company operates continues to be impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. However, the issues have lessened significantly and the Company has been able to purchase most components within reasonable lead times. See Item 1A Risk Factors.

Dependence on Major Customers

We had sales to two entities that each represent 10% or more of our gross revenue, as follows, for the years ended September 30, 2023 and 2022, respectively:

	2023	%	2022	%

Customer A	$6,730,687	20%	$6,095,403	16%
Customer B	3,804,951	11%	4,871,073	13%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2023 or 2022.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2023 and 2022, respectively, are shown in the table below:

	2023	%	2022	%

Customer A	$490,848	11%	$1,346,854	22%
Customer B	303,777	7%	714,399	11%
Customer C	630,494	14%	675,725	11%
Customer D	465,320	10%	310,723	5%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during Fiscal 2023 and Fiscal 2022 was $1,569,639 and $2,063,075, respectively. The 24% decrease in cellular service expense in Fiscal 2023 compared to Fiscal 2022 was largely the result of lower sales volume and lower negotiated pricing.

During Fiscal 2023 and Fiscal 2022, we also purchased a significant portion of our monitoring equipment from certain suppliers. The cost of these purchases during Fiscal 2023 and Fiscal 2022 was $3,503,515 and $2,187,774, respectively. The increase in monitoring equipment was largely due to the replacement of all 3G devices with 4G LTE devices in the U.S.

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

Many of our products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. Although we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses can be obtained in the future on reasonable terms, or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties; however, no such notices have been received in the last two fiscal years.

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own seven trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico and one in Canada. In addition, we have the Track Group trademark and design registered in various countries around the world.

We will file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following table summarizes our trademark registrations:

	Application	Registration	Status/
Trademark	Number	Number	Next Action

TrackerPAL®	78/843035	3345878	Registered
Mobile911®	78/851384	3212937	Registered
TrackerPAL®	CA 1315487	TMA 749417	Registered
TrackerPAL®	MX 805365	960954	Registered
ReliAlert®	85/238049	4200738	Registered
SecureCuff®	85/626037	4271621	Registered
Track Group®	86/301716	4701636	Registered
Track Group® and Design*	MP 1257077	1257077	Registered
Track Group®	88/852471	6198974	Registered

Track Group®	90/245541	6408353	Registered

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout Fiscal 2023, we detected no material seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period. In addition, the operation in Chile generally slows around Christmas time due to the courts willingness to permit offenders being monitored to visit family.

Employees

As of December 1, 2023, we had 162 full-time employees and 5 part-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

As of September 30, 2023, excluding deferred financing costs, we had $43,247,660 of indebtedness outstanding, of which $322,915 becomes due and payable within the next 12 months, $60,745 matures in 2025, $0 matures in 2026 and $42,864,000 matures in 2027. We have $438,165 of interest accrued at September 30, 2023 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. See “Recent Developments” and Note 7 to the Consolidated Financial Statements.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

There can be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, could have a material adverse effect on our business, financial condition and results of operations. We are required to comply with regulations for manufacturing and export practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. If we, our management, or our third-party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and in some cases, criminal prosecutions.

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

During Fiscal 2023, our two top customers accounted for an aggregate of 31% of total sales. See Note 2 to the Consolidated Financial Statements. In the event any of our top customers were to terminate their agreements with the Company, our results of operations and financial condition may be adversely affected.

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

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage initially caused by the slowdown of many chip makers and logistics companies due to COVID-19. However, the issues have lessened significantly and the Company has been able to purchase most components within reasonable lead times.

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

Our Board of Directors is currently comprised of two members, one of which would not be considered independent under the rules of the Nasdaq Capital Market and the OTC Markets. Additionally, we no longer maintain separate audit, compensation or nominating and governance committees, the duties of which are fulfilled by our entire Board of Directors. The rules of the OTC Markets require that companies whose securities are listed for quotation on the OTCQB maintain certain public float percentages and a minimum bid price for the Company’s shares. In the event that we fail to meet these standards, our Common Stock would no longer be eligible for quotation on the OTCQB, resulting in the quotation of our Common Stock on an alternative market, such as the OTC Pink Open Market. Such change may affect the number and type of investors eligible to purchase our Common Stock. As a result, the price of our Common Stock may be adversely affected.

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

Certain groups or persons, and in particular ETS Limited, who owned approximately 41% of our issued and outstanding Common Stock as of December 1, 2023, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and as a result, those acquisition opportunities may not be available to us.

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

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 1, 2023, there were no outstanding shares of Series A Preferred issued and outstanding.

Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one day to the other. Our Common Stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB can be volatile, and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the issuer’s operations, results or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. Moreover, trading of securities quoted on the OTCQB can be more volatile than the trading of securities listed on a stock exchange like NASDAQ or NYSE.

Item 2.          Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expired on August 31, 2022, at which time the lease was extended for another five years. Base rent and common area maintenance payments are approximately $11,000 per month.

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

At September 30, 2023, the operations of Track Group Chile S.p.A. were conducted in approximately 2,200 square feet of commercial office space and storage facilities located in Santiago, Chile with base rent and common area maintenance payments of approximately $4,100 per month. The lease for this space is scheduled to end on September 30, 2024 and contains an automatic annual renewal.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022, Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of $1.5 million. On August 22, 2023, the Superior Court dismissed the Plaintiffs’ case for lack of jurisdiction.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQB under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2023	High	Low
First Quarter ended December 31, 2022	$0.66	$0.30
Second Quarter ended March 31, 2023	$1.25	$0.34
Third Quarter ended June 30, 2023	$0.70	$0.25
Fourth Quarter ended September 30, 2023	$0.85	$0.18

Fiscal Year Ended September 30, 2022	High	Low
First Quarter ended December 31, 2021	$3.00	$1.76
Second Quarter ended March 31, 2022	$2.48	$0.71
Third Quarter ended June 30, 2022	$3.30	$0.70
Fourth Quarter ended September 30, 2022	$0.99	$0.34

Holders

As of December 1, 2023, we had 161 holders of record of our Common Stock and 11,863,758 shares of Common Stock outstanding. We also have outstanding options and warrants for the purchase of 4,688 shares of Common Stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is Equiniti Trust Company, LLC, which is located at 48 Wall Street, Floor 23, New York, NY 10005.

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

The 2012 Stock Incentive Plan

The 2022 Plan supersedes and replaces the 2012 Plan. As of June 30, 2020, the Board suspended further awards under the 2012 Plan. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan.

There were no issuances of restricted shares in Fiscal 2023.

On April 13, 2022, the Company issued 285,000 restricted shares of Common Stock to members of its executive team pursuant to the 2022 Plan valued at $370,500. The Company recorded expense of $207,547 for the year ended September 30, 2022 in connection with the grant.

As of September 30, 2023, there were 215,000 shares of Common Stock remaining available for issuance under the 2022 Plan as well as 27,218 available under the 2012 plan.

The following table includes information as of September 30, 2023 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (b)
Equity compensation plans approved by shareholders	4,688	$1.24	242,218
Equity compensation plan not approved by shareholders	-	-	-
Total	4,688	$1.24	242,218

(a)	Consists of shares of our Common Stock issuable upon exercise of outstanding options issued under the Company’s 2012 Plan and the 2022 Plan.

(b)	Consists of 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the 2012 Plan.

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during Fiscal 2023, nor were any securities issued subsequent to September 30, 2023, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to “Fiscal 2023” refers to the year ended September 30, 2023, and reference to “Fiscal 2022” refers to the year ended September 30, 2022 (Fiscal 2023 and Fiscal 2022 are collectively “Fiscal Years 2023 and 2022”). This MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements for Fiscal Years 2023 and 2022, and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Overview

Our core business is based on the leasing of patented tracking and monitoring solutions to federal, state and local law enforcement agencies, both in the U.S. and abroad, for the electronic monitoring of offenders and offering unique data analytics services on a platform-as-a-service (“PaaS”) business model. Currently, we deploy offender-based management services that combine patented GPS tracking technologies, full-time 24/7/365 global monitoring capabilities, case management, and proprietary data analytics. We offer customizable tracking solutions that leverage real-time tracking data, best practices monitoring, and analytics capabilities to create complete, end-to-end tracking solutions.

Results of Operations

Continuing Operations - Fiscal 2023 Compared to Fiscal 2022

Revenue

During Fiscal 2023, we had revenue of $34,475,865 compared to revenue of $36,968,499 for Fiscal 2022, a decrease of $2,492,634, or approximately 7%. Of this revenue, $33,503,687 and $35,768,090 were from monitoring and other related services revenue during Fiscal 2023 and Fiscal 2022, respectively, representing a decrease of $2,264,403 or approximately 6%. The decrease in revenue from clients in Illinois, California, Canada, Mississippi was due to a reduction in people assigned to monitoring in those locations. This decline was partially offset by revenue increases for clients in Louisiana, Philadelphia, Nevada and Chile who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily. The Company’s partner in the Bahamas contributed a small amount of revenue in Fiscal 2022 which went away in Fiscal 2023 as the government elected to work with a different local partner.

Product and other revenue for Fiscal 2023 decreased to $972,178 from $1,200,409 in the same period in 2022, a decrease of $228,231 or approximately 19%. The decrease in product and other revenue was largely due to lower international product sales, principally in Saudi Arabia and lower IntelliTrack installation and training. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2023; however, long lead times remain with certain parts.

Cost of Revenue

During Fiscal 2023, cost of revenue totaled $19,178,790 compared to cost of revenue during Fiscal 2022 of $19,615,543, a decrease of $436,753, or approximately 2%. The decrease in cost of revenue was largely the result of lower communication costs of $493,436, lower monitoring center costs of $356,156, lower commission costs of $120,093 and lower product sales costs of $96,558. These decreases were offset by higher device maintenance costs related to regreasing some outstanding devices of $622,987.

Depreciation and amortization included in cost of revenue for Fiscal Years 2023 and 2022, totaled $3,263,490 and $3,237,970, respectively, an increase of $25,520, or approximately 1%. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to an increase in device depreciation expense of $158,676, offset by a decrease in amortization of $133,156 for the discontinued products, Shadow and InTouch. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During Fiscal 2023, gross profit totaled $15,297,075, resulting in a 44% gross margin, compared to $17,352,956, or a 47% gross margin, during Fiscal 2022. The decrease in absolute gross profit of $2,055,881 is due to a decrease in revenue of $2,492,634, higher device repair costs and nominally higher depreciation and amortization costs, partially offset by lower monitoring center costs, lower communication costs, lower commission costs and lower product sales costs.

General and Administrative Expense

During Fiscal 2023, our general and administrative expense totaled $10,275,695, compared to $12,462,931 for Fiscal 2022. The decrease of $2,187,236, or approximately 18%, in general and administrative cost resulted largely from the impairment of intangible assets of $1,728,961 associated with the discontinuance of two product lines in Fiscal 2022, lower Board of Director fees of $153,257, and lower legal and professional fees of $909,499, partially offset by higher outside service costs of $124,218, higher payroll expense of $257,037 and higher bad debt of $183,550.

Selling and Marketing Expense

For Fiscal 2023, our selling and marketing expense was $2,842,661 compared to $2,993,749 for Fiscal 2022. The decrease of $151,088 or approximately 5% resulted largely from lower wages and related payroll taxes of $115,972 and lower outside services of $79,415, partially offset by higher travel and entertainment costs of $77,895.

Research and Development Expense

During Fiscal 2023, we incurred research and development expense of $2,735,060 compared to those costs recognized during Fiscal 2022 totaling $2,432,448, an increase of $302,612 or approximately 12%. The increase was largely due to increased payroll and related tax expense of $298,846. The capitalization of developed technology, in accordance with the accounting guidance for internal-use software, was $865,263 during Fiscal 2022 and increased to $1,020,604 or 40% in Fiscal 2023 due to technology projects currently in development.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During Fiscal 2023, depreciation and amortization included in operating expense totaled $987,472 compared to $1,563,729 for Fiscal 2022. This decrease of $576,257, or approximately 37%, was largely due to intangible assets that were fully amortized or fully impaired in Fiscal 2022.

Other Income (Expense)

During Fiscal 2023, total other expense was $1,219,845 compared to $4,406,973 during Fiscal 2022, a decrease of $3,187,128 or approximately 72%. The decrease in Fiscal 2023 was primarily due to positive currency exchange rate movements and a legal settlement of $1,600,000 in third quarter 2022 offset principally by the forgiveness of an accrued expense by a significant vendor of $633,471 in Fiscal 2022.

Income taxes

During Fiscal 2023, income tax expense totaled $627,850 compared to $883,488 during Fiscal 2022. Tax expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Income (Loss) Attributable to Common Stockholders

We had a net loss attributable to common stockholders for Fiscal 2023 totaling ($3,391,508), or ($0.30) and ($0.30) per basic and diluted common share, respectively, compared to net loss of ($7,390,362), or ($0.64) and ($0.64) per basic and diluted common share, respectively, for Fiscal 2022. This decrease in net loss is largely due to lower general and administrative expense, lower selling and marketing expense, lower depreciation and amortization, lower other expense and lower tax expense, partially offset by lower gross profit and higher research and development expense.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 in five annual installments to Conrent. As of September 30, 2023, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

No borrowings or sales of equity securities occurred during the years ended September 30, 2023 or 2022.

Net Cash Flows Provided by Operating Activities.

During Fiscal 2023, we had cash flows from operating activities of $3,876,800, compared to cash flows from operating activities of $802,961 for Fiscal 2022, representing a $3,073,839 increase. The increase in cash from operations was largely the result of decreases in our net operating assets, mainly driven by decreases in accounts receivable, and prepaid expense, deposits and other assets.

Net Cash Flows used in Investing Activities.

The Company used $4,564,202 of cash for investing activities during Fiscal 2023, compared to $3,060,280 of cash used during Fiscal 2022, an increase of $1,503,922. Cash used for investing activities was primarily related to purchases of monitoring and other equipment to complete the swap of 3G devices and meet customer demand during the year ended September 30, 2023.

Net Cash Flows used in Financing Activities.

$511,474 of cash was used in financing activities during Fiscal 2023, which was the result of loan principal payments on Chile’s long-term debt and payment of deferred financing fees, compared to $515,500 of cash used in financing activities during Fiscal 2022. During the Fiscal Years 2023 and 2022, the Company received net proceeds of $0 from borrowings, and made principal payments of $467,323 and $494,626 on notes payable, respectively.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2023, the Company had unrestricted cash of $4,057,195, compared to unrestricted cash of $5,311,104 as of September 30, 2022. As of September 30, 2023, we had working capital of $4,813,777, compared to working capital of $7,296,297 as of September 30, 2022. This decrease in working capital of $2,482,520 is principally due to the purchase of monitoring equipment, offset by a decrease in operating liabilities.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of September 30, 2023, $42,864,000 of principal and $438,165 of interest was owed to Conrent. See Note 7 to the Consolidated Financial Statements.

As noted above, during the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed during the years ended September 30, 2023 or 2022.

Inflation

The rise in inflation in Fiscal 2022 and Fiscal 2023 has adversely impacted the Company’s cost of labor, materials and other operating expense, but we anticipate continued operational changes to mitigate some or all of the inflationary pressures.

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

Bond guarantees

As of September 30, 2023, the Company has one performance bond in connection with a foreign customer totaling $1,654,134 (“Performance Bonds”) of which $1,157,867 is held in an interest-bearing account on behalf of the bank and is recorded in Other Assets on the Consolidated Balance Sheets. The amount held on this Performance Bond will be released after the expiration of the Performance Bond, all contract extensions have been exhausted, and the consent of the customer, but in no event before July 2024 and more likely in 2025.

The amounts held on two performance bonds were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense of $54,676 and $64,356 for the years ended September 30, 2023 and September 30, 2022, respectively.

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

Product Sales and Other

The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue from the sale of devices and parts is recognized upon their transfer of control to the customer, which is generally upon shipment, but may vary per contract. Payment terms are generally 30 days from invoice date. When purchasing products (such as ReliAlert® devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue on monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2023 and 2022.

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

Allowance for Doubtful Accounts and Credit Memos

We must make estimates of the collectability of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current macroeconomic and geopolitical trends, and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

The Company also maintains an allowance for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Our business extends to countries outside the United States, and we intend to continue to expand our foreign operations. As a result, our revenue and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment and the repatriation of cash to the parent company, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks

We had $6,383,735 and $6,095,403 in foreign currency revenue for Fiscal Years 2023 and 2022, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $467,868 and foreign exchange expense of $1,619,018 in Fiscal Years 2023 and 2022, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars. The Company had no active foreign currency exchange contracts as of September 30, 2023.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2023.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Karen Macleod	60	Director
Karim Sehnaoui	45	Director
Derek Cassell	50	Chief Executive Officer
Peter K. Poli	62	Chief Financial Officer
Matthew Swando	48	Chief Revenue Officer

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during Fiscal 2023 and that such filings were timely.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. This Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of our Code is available online at www.trackgrp.com. Any amendments to or waivers from a provision of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code will be made available to the public at the aforementioned website.

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

Board Meetings

Directors are generally elected for a term of one year or more until the next annual meeting of stockholders and until their successors have been elected or appointed and duly qualified. Vacancies on the Board which are created by the retirement, resignation or removal of a director, may be filled by the vote of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor is elected and qualified.

The Board is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 9 times during the year ended September 30, 2023 and incumbent directors attended 100% of the aggregate number of meetings of the Board exclusive of meetings where a Director was excused from attendance based upon the subject matter of discussion.

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

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2023 (“Fiscal 2023”) with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by applicable PCAOB standards, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

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

Independent Directors

The Board has determined that Ms. Macleod is an independent director of the Company as defined by the rules and regulations of the OTC Markets. Ms. Macleod meets the independence standards established by the OTC Markets and the SEC. In addition, the Board has determined that of its current directors, Ms. Macleod satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Board, and the designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Board.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation paid to the following persons for our fiscal years ended September 30, 2023 and 2022:

(a)	our principal executive officer;

(b)	our other two most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2023 and who had total compensation exceeding $100,000; and

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Derek Cassell	2023	$300,000	$60,000	$-	$100	$360,100
Chief Executive Officer	2022	$300,000	$350,980	$-	$100	$651,080

Peter Poli	2023	$275,000	$27,500	$-	$100	$302,600
Chief Financial Officer	2022	$275,000	$160,230	$-	$100	$435,330

Matt Swando	2023	$275,000	$26,407	$-	$100	$301,507
Chief Revenue Officer	2022	$262,885	$138,103	$240,500	$100	$641,615

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

Narrative Disclosure to the Summary Compensation Table

Cassell Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Mr. Cassell, which was subsequently amended on February 13, 2017 (the “Cassell Employment Agreement”). Under the terms and conditions of the Cassell Employment Agreement, Mr. Cassell received a base salary equal to $240,000 per annum and received 60,000 unregistered restricted shares of the Company’s Common Stock. One-half of these shares vested immediately upon issuance, and the remaining one-half vested on March 30, 2018. If the Company terminates Mr. Cassel’s employment as a result of an involuntary termination, he would receive an amount equal to 12 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

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

Swando Employment Agreement

On December 6, 2016, the Company entered into an employment agreement with Mr. Swando (the “Swando Employment Agreement”). Under the terms and conditions of the Swando Employment Agreement, Mr. Swando received a base salary equal to $185,000 per annum and received a one-time grant of 25,000 registered shares of the Company’s Common Stock. One-half of these shares vested April 23, 2017, and the remaining one-half vested April 23, 2018. If the Company terminates Mr. Swando’s employment as a result of an involuntary termination, he would receive an amount equal to 6 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

A first amendment to the Swando Employment Agreement was executed on April 23, 2018. Under the terms of the Swando Employment Agreement, as amended (the “First Swando Amendment”), effective April 23, 2018, (i) Mr. Swando’s base annual salary was increased to $205,000, and (ii) in the event of a change of control, Mr. Swando shall be entitled to a cash payment equal to 6 months of his base annual salary, plus all restricted stock, warrants and options previously issued to Mr. Swando shall become immediately vested and exercisable, and (iii) for the purposes of any severance payment, the target bonus shall be deemed to be vested and earned.

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

Outstanding Equity Awards at September 30, 2023

The following table provides information regarding unvested shares underlying RSUs held by our Named Executive Officers as of September 30, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#) (1)		Market Value of Shares of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Matthew Swando	4/13/2022					61,667	(1)	30,217	-	-

(1)

Represents grant of 185,000 shares of restricted stock, which shares were vested one-third on October 13, 2022, one-third vested on April 13, 2023, and the remaining 61,667 vested on October 13, 2023. The market value is computed based on the closing market price of our Common Stock on September 30, 2023 of $0.49 per share.

Director Compensation

During the fiscal year ended September 30, 2023, each of our non-employee directors received $25,000 per quarter for serving on the Board, which fees were payable in cash. The members of the Board are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2023:

	Stock Awards ($)	Warrant Awards ($)	Cash ($)	Total Fees Earned ($)

Guy Dubois (1)	$-	$-	$25,000	$25,000
Karen Macleod	$-	$-	$100,000	$100,000
Karim Sehnaoui	$-	$-	$100,000	$100,000

(1)	Mr. Dubois served as a member of the Board of Directors during Fiscal 2023 until his resignation as a director of the Company and as Chair of the Board, effective December 31, 2022.

Director Warrants

The following table lists the warrants to purchase shares of Common Stock held by each of our non-employee directors as of December 1, 2023, all of which were granted in connection with their services as directors:

Name	Grant Date	Expiration Date	Exercise price	Number of Warrants	Compensation Expense

Guy Dubois (1)	1/2/2014	12/31/2023	$1.24	2,344	$12,014

(1)	Mr. Dubois served as a member of the Board of Directors during Fiscal 2023 until his resignation as a director of the Company and as Chair of the Board, effective December 31, 2022.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 1, 2023 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

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

	Common Stock
	Shares	%
Name and Address of Beneficial Owner (1)
5% Beneficial Owners:
ETS Limited (2)	4,706,579	39.7%
Conrent Invest S.A., Compartment Track-PPN (3)	1,815,697	15.3%
CRC Founders Fund, LP (4)	691,691	5.8%

Directors and Named Executive Officers:
Karen Macleod (5)	73,744	0.6%
Karim Sehnaoui (6)	14,021	0.1%
Derek Cassell (7)	317,209	2.7%
Peter Poli (8)	187,241	1.6%
Matt Swando (9)	205,340	1.7%
All directors and executive officers as a group (5 persons)	1,263,886	10.7%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

(2)

The business address of ETS Limited, a wholly owned subsidiary of ADS Securites LLC, is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. As controlling shareholder of ADS Holding LLC, the controlling shareholder of ADS Securities, LLC, Mahmood Ebraheem Al Mahmood may be deemed to have beneficial ownership over the shares reported herein. Information is based on Amendment No. 4 to Schedule 13D filed by ADS Securities LLC on July 1, 2022.

(3)

Includes 75,000 shares held directly by Conrent Invest S.A. (“Conrent”). Holding information is based on Schedule 13D/A filed on July 17, 2023. The business address of each of Conrent is 2, Rue des Gaulois, L-1618 Luxembourg (Luxembourg). Information is based on Amendment No. 1 to Schedule 13D filed by Conrent on July 17, 2023.

(4)

Denver J. Smith is the Lead Manager for the CRC Founders Fund, LP, an investment partnership, and has the shared power to vote and dispose of the shares held by the CRC Founders Fund, LP. The business address of CRC Founders Fund, LP is 1040 S Gaylord Street, Suite 25, Denver, CO, 80209. Information is based on the Schedule 13G filed by CRC Founders Fund, LP on June 22, 2023.

(5)	Holdings include 73,744 shares of Common Stock owned of record.

(6)	Holdings include 14,021 shares of Common Stock owned of record.

(7)	Holdings include 317,209 shares of Common Stock owned of record.

(8)	Holdings include 187,241 shares of Common Stock owned of record.

(9)	Holdings include 205,340 shares of Common Stock owned of record.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

ETS Limited is currently the beneficial owner of 4,706,579 shares of the Company's Common Stock (“Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017 pursuant to which ADS transferred all of the Track Group Shares to ETS Limited in exchange for all of the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's Board of Directors on February 7, 2018.

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

Item 14. Principal Accounting Fees and Services

During the years ended September 30, 2023 and 2022, Eide Bailly, LLP (“Eide Bailly”) served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2023 and 2022 and fees and other expenses for other services rendered during those periods.

	2023	2022

Audit Fees (1)	$226,150	$192,135
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$37,214	$44,220
All Other Fees (4)	$21,050	$20,080
Total	$284,414	$256,435

(1)

Audit services in 2023 and 2022 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters including reviews of interim financial statements from our quarterly reports. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	There were no audit-related fees for the years ended September 30, 2023 and 2022.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the audit of the 401(k) financial statements and an S-8 registration in 2022.

Audit Committee Pre-Approval Policies and Procedures

Prior to May 31, 2018, our former Audit Committee had, and subsequent to such date our entire Board of Directors has, established pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2018, and the full Board approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2023 (“Fiscal 2023”). Such procedures govern the ways in which the Audit Committee pre-approved, and the full Board of Directors now pre-approves, audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board for Fiscal 2023.

Auditor Independence

Our Audit Committee and the full Board of Directors considered that the work done for us in Fiscal 2023 and Fiscal 2022, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 20, 2023

The full Board of Directors of Track Group, Inc. (the “Board”), serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2023. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”).

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2023.

Respectfully Submitted, Karen Macleod, Committee Chair Karim Sehnaoui

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

		Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 16, 2021
10.21	Employment Agreement by and Between Track Group Inc. and Matthew Swando dated December 6, 2016.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.22	Amendment No. 1 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated April 23, 2018.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.23	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated January 15, 2022.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.24	2022 Omnibus Equity Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed).	Annex A to the Company’s Definitive Proxy Statement on Schedule 14A	February 24, 2022

10.25	Settlement Agreement and Mutual Release entered into by the Company, Eli Sabag, Sapinda Asia Limited and Lars Windhorst, dated June 10, 2022		Exhibit 10.1 to the Company’s Current Report on Form 8-K	June 14, 2022
10.26	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated April 26, 2023.		Exhibit 10.1 to the Company’s Current Report on Form 8-K	April 27, 2023
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed).		Exhibit 14.1 to the Company’s Annual Report on Form 10-K	December 19, 2017
21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed).		Exhibit 21 to the Company’s Annual Report on Form 10-K	January 28, 2019
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.
Date: December 20, 2023	By:	/s/ Derek Cassell
Derek Cassell
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2023	By:	/s/ Peter K. Poli
Peter K. Poli Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Macleod	Director	December 20, 2023
Karen Macleod

/s/ Karim Sehnaoui	Director	December 20, 2023
Karim Sehnaoui

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Track Group, Inc.

Naperville, IL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Recoverability of Goodwill

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company’s balance of goodwill was $7,851,466. The determination of the recoverability of goodwill requires management to make significant assumptions and complex judgments related to fair value of the goodwill.  On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill.

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

Denver, Colorado

December 20, 2023

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND 2022

	September 30,	September 30,
	2023	2022
Assets
Current assets:
Cash	$4,057,195	$5,311,104
Accounts receivable, net of allowances of $178,095 and $102,570, respectively	4,536,916	6,236,555
Prepaid expense and deposits	610,440	769,006
Inventory, net of reserves of $3,772 and $0, respectively	1,286,194	1,053,245
Other current assets	-	284,426
Total current assets	10,490,745	13,654,336
Property and equipment, net of accumulated depreciation of $1,920,850 and $1,829,588, respectively	115,808	170,329
Monitoring equipment, net of accumulated depreciation of $6,348,695 and $5,950,639, respectively	5,187,092	3,624,101
Intangible assets, net of accumulated amortization of $17,430,846 and $14,804,269, respectively	14,157,294	15,661,417
Goodwill	7,851,466	8,061,002
Other assets	2,442,154	3,509,655
Total assets	$40,244,559	$44,680,840

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,796,712	$2,858,915
Accrued liabilities	2,571,839	3,042,443
Current portion of long-term debt	308,417	456,681
Total current liabilities	5,676,968	6,358,039
Long-term debt, net of current portion	42,801,165	42,979,243
Long-term liabilities	259,359	398,285
Total liabilities	48,737,492	49,735,567

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,597,115	302,437,593
Accumulated deficit	(309,610,397)	(306,218,889)
Accumulated other comprehensive loss	(1,480,837)	(1,274,617)
Total equity (deficit)	(8,492,933)	(5,054,727)
Total liabilities and stockholders’ equity (deficit)	$40,244,559	$44,680,840

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
Revenue:
Monitoring and other related services	$33,503,687	$35,768,090
Product sales and other	972,178	1,200,409
Total revenue	34,475,865	36,968,499

Cost of revenue:
Monitoring, products and other related services	15,915,300	16,377,573
Depreciation and amortization	3,263,490	3,237,970
Total cost of revenue	19,178,790	19,615,543

Gross profit	15,297,075	17,352,956

Operating expense:
General & administrative	10,275,695	12,462,931
Selling & marketing	2,842,661	2,993,749
Research & development	2,735,060	2,432,448
Depreciation & amortization	987,472	1,563,729
Total operating expense	16,840,888	19,452,857

Operating income (loss)	(1,543,813)	(2,099,901)

Other income (expense):
Interest income	272,775	162,975
Interest expense	(1,960,488)	(1,991,302)
Currency exchange rate gain (loss)	467,868	(1,619,018)
Other income/(expense), net	-	(959,628)
Total other income (expense)	(1,219,845)	(4,406,973)
Net income (loss) before income taxes	(2,763,658)	(6,506,874)
Income tax expense	627,850	883,488
Net income (loss) attributable to common stockholders	(3,391,508)	(7,390,362)
Foreign currency translation adjustments	(206,220)	(220,268)
Comprehensive income (loss)	$(3,597,728)	$(7,610,630)
Net income (loss) per share – basic:
Net income (loss) per common share	$(0.30)	$(0.64)
Weighted average common shares outstanding	11,863,758	11,634,449
Net income (loss) per share – diluted:
Net income (loss) per common share	$(0.30)	$(0.64)
Weighted average common shares outstanding	11,863,758	11,634,449

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)

Stock-based compensation	-	-	159,522	-	-	159,522
Foreign currency translation adjustments	-	-	-	-	(206,220)	(206,220)
Net loss	-	-	-	(3,391,508)	-	(3,391,508)
Balance as of September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of October 1, 2021	11,524,978	$1,152	$302,250,954	$(298,828,527)	$(1,054,349)	$2,369,230

Stock-based compensation	-	-	207,547	-	-	207,547
Issuance of Common Stock to employees for services	285,000	29	(29)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(220,268)	(220,268)
Issuance of Common Stock for options/warrants exercised	53,780	5	(5)	-	-	-
Cash received for options/warrants exercised	-	-	10,570	-	-	10,570
Tax withheld on issuance of Common Stock for options/warrants exercised	-	-	(31,444)	-	-	(31,444)
Net loss	-	-	-	(7,390,362)	-	(7,390,362)
Balance as of September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(3,391,508)	$(7,390,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense/(recovery)	4,250,962	4,801,699
(Recovery of)/Bad debt expense	166,737	(16,814)
Sales allowance	23,065	-
Stock-based compensation	159,522	207,547
Loss on monitoring equipment included in cost of sales	305,300	280,783
Amortization of debt issuance costs	152,663	137,540
Amortization of monitoring center assets included in cost of revenue	572,135	494,001
Impairment of intangible assets and loss from disposal of fixed assets	-	1,729,658
Income on forgiveness of expense/debt	-	(633,471)
Foreign currency exchange (gain)/loss	(467,868)	1,619,018
Change in assets and liabilities:
Accounts receivable, net	1,509,837	693,752
Inventories	(234,262)	(748,035)
Prepaid expense, deposits and other assets	1,376,822	284,048
Accounts payable and accrued expense	(546,605)	(656,403)
Net cash provided by operating activities	3,876,800	802,961

Cash flow from investing activities:
Purchase of property and equipment	(40,083)	(117,177)
Capitalized software	(1,020,604)	(865,263)
Purchase of monitoring equipment and parts	(3,503,515)	(2,077,840)
Net cash used in investing activities	(4,564,202)	(3,060,280)

Cash flow from financing activities:
Payment of deferred financing fees	(44,151)	-
Principal payments on long-term debt	(467,323)	(494,626)
Employee tax withholdings related to net share settlement of equity-based awards	-	(31,444)
Proceeds from exercise of employee stock options	-	10,570
Net cash used in financing activities	(511,474)	(515,500)

Effect of exchange rate changes on cash	(55,033)	(337,239)

Net decrease in cash	(1,253,909)	(3,110,058)
Cash, beginning of year	5,311,104	8,421,162
Cash, end of year	$4,057,195	$5,311,104

Cash paid for interest	$1,894,972	$1,870,204
Cash paid for taxes	$670,231	$212,268

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2023 and 2022, the Company had an accumulated deficit of $309,610,397 and $306,218,889, respectively. The Company incurred a net loss of 3,391,508 and $7,390,362 for the years ended September 30, 2023 and 2022, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 7). The Company also has six notes payable maturing between January 2, 2024 and February 17, 2025 related to the construction of two monitoring centers for a contract in Chile, with outstanding balances due for the six notes totaling $365,983, net of deferred financing fees, at September 30, 2023 (See Note 7). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure, which it was close to achieving on an operating basis in the fiscal year ended September 30, 2022, excluding the approximate $1.7 million asset impairment and was close to achieving in the fiscal year ended September 30, 2023. Management has evaluated the significance of these conditions, as well as the recent change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period presented. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts and certain assumptions related to the recoverability of intangible assets and Goodwill.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2023. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of patents, royalty purchase agreements, developed technology acquired, trade name, and capitalized software development costs. The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, which range from three to twenty years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment. See Note 13.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, other assets, accounts payable, accrued liabilities and debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value as the interest rates approximate market interest rates.

Concentration of Revenue & Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of our customers' financial condition.

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2023 and 2022.

	2023	%	2022	%
Customer A	$6,730,687	20%	$6,095,403	16%
Customer B	3,804,951	11%	4,871,073	13%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2023 or 2022.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2023 and 2022, respectively, are shown in the table below:

	2023	%	2022	%
Customer A	$490,848	11%	$1,346,854	22%
Customer B	303,777	7%	714,399	11%
Customer C	630,494	14%	675,725	11%
Customer D	465,320	10%	310,723	5%

Cash Equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $3,715,850 and $3,037,903 of cash deposits in excess of federally insured limits as of September 30, 2023 and 2022, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The allowance is estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected. For the fiscal years ended September 30, 2023 and September 30 2022, the Company wrote-off accounts receivables of $127,527 and $201,469, respectively. The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month. For the fiscal years ended September 30, 2023 and September 30 2022, the reserve for credit memos was $23,065 and $0 respectively.

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

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices as well as completed circuit boards used to manufacture new devices and components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2023 and 2022, inventory consisted of the following:

	2023	2022
Monitoring equipment component boards inventory	$1,289,966	$1,053,245
Reserve for damaged or obsolete inventory	(3,772)	-
Total inventory, net of reserves	$1,286,194	$1,053,245

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $3,772 and $0 during the years ended September 30, 2023 and 2022, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Expenditures for maintenance and repairs are expensed while renewals and improvements are capitalized.

Property and equipment consisted of the following as of September 30, 2023 and 2022, respectively:

	2023	2022
Equipment, software and tooling	$1,427,522	$1,399,288
Automobiles	4,460	4,187
Leasehold improvements	382,122	380,586
Furniture and fixtures	222,554	215,856
Total property and equipment before accumulated depreciation	2,036,658	1,999,917
Accumulated depreciation	(1,920,850)	(1,829,588)
Property and equipment, net of accumulated depreciation	$115,808	$170,329

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2023 and September 30, 2022, the Company disposed of $8,669 and $794,555 fixed assets, respectively. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2023 and 2022 was $95,099 and $144,054, respectively. Depreciation expense for property and equipment is recognized in operating expense in the Consolidated Statements of Operations.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of September 30, 2023 and 2022 is as follows:

	2023	2022
Monitoring equipment	$11,535,787	$9,574,740
Less: accumulated depreciation	(6,348,695)	(5,950,639)
Monitoring equipment, net of accumulated depreciation	$5,187,092	$3,624,101

Depreciation expense for the fiscal years ended September 30, 2023 and 2022 was $1,539,234 and $1,380,558, respectively. This expense was classified as a cost of revenue in the Consolidated Statements of Operations.

During the fiscal years ended September 30, 2023 and 2022, the Company recorded charges of $305,300 and $280,783, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are expensed in Monitoring, product and other related services in the Consolidated Statements of Operations.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2023 and 2022.

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

During the fiscal year ended September 30, 2023 and September 30, 2022, the Company incurred research and development expense of $2,735,060 and $2,432,448, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2023 and 2022 was $13,707 and $14,037, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Outstanding restricted stock units are amortized over the vesting period. We recorded $159,522 and $207,547 of expense related to these awards for fiscal years ended September 30, 2023 and 2022, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2023 and September 30, 2022, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2023, none of the outstanding common share equivalents were included in the computation of diluted net income per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of September 30, 2023 and 2022 (excluding 25,352 options that expired unexercised on October 14, 2022) consisted of the following:

	2023	2022
Issuable Common Stock options and warrants	4,688	160,881
Total Common Stock equivalents	4,688	160,881

At September 30, 2023 and 2022, all stock options and warrants had exercise prices that were above the market price of $0.49 per share and $0.51, respectively and have not been included in the diluted earnings per share calculations.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in fiscal year 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

The balance of accounts receivable at September 30, 2023 of $4,536,916 includes an unbilled balance of $490,848. The balance of accounts receivable at September 30, 2022 of $6,236,555 includes an unbilled balance of $777,514, and the balance of accounts receivable at October 1, 2021 of $7,163,615 includes an unbilled balance of $420,697. The balance of the deferred revenue at September 30, 2023, September 30, 2022 and October 1, 2021 was $431, $3,299, and $22,500 respectively, and were included in accrued liabilities on the Consolidated Balance Sheets. The Company recognized $12,928 and $120,958 of deferred revenue in the fiscal years ended September 30, 2023 and September 30, 2022, respectively.

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

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2023 and 2022.

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

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$24,295,601	71%	$26,427,402	72%
Latin America	9,370,160	27%	9,389,482	25%
Other	810,104	2%	1,151,615	3%
Total	$34,475,865	100%	$36,968,499	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for fiscal years ended September 30, 2023 and 2022) of the Company’s revenue. Latin America includes Bahamas, Chile, Mexico, Puerto Rico and the U.S. Virgin Islands. Other includes Canada, New Zealand, Saudi Arabia, South Africa, the United Kingdom and Vietnam.

(4)	Other Assets

As of September 30, 2023 and September 30, 2022, respectively, the balance of other assets was $2,442,154 and $3,509,655, respectively. Other assets at September 30, 2023 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 12.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of September 30, 2023 and 2022, was as follows:

	September 30, 2023	September 30, 2022
Monitoring center equipment	$1,619,278	$1,520,115
Less: accumulated amortization	(1,088,825)	(524,178)
Monitoring center equipment, net of accumulated amortization	$530,453	$995,937

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the twelve-months ended September 30, 2023 and 2022 were $572,135 and $494,001, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 7 for details of the borrowings related to the monitoring centers construction and equipment.

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Accrued payroll, taxes and employee benefits	$1,116,036	$1,412,055
Deferred revenue	431	3,299
Accrued taxes - foreign and domestic	260,697	371,293
Accrued other expense	108,476	123,752
Accrued legal and other professional costs	80,210	57,905
Accrued costs of revenue	410,726	352,060
Right of use liability	143,846	177,431
Deferred financing fees	-	88,685
Accrued interest	451,417	455,963
Total accrued liabilities	$2,571,839	$3,042,443

(6)	Related Parties

ETS Limited is currently the beneficial owner of 4,706,579 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board in his current capacity as a senior executive at ADS.

(7)	Debt Obligations

Debt obligations, net of debt issuance costs, as of September 30, 2023 and 2022 consisted of the following:

	September 30, 2023	September 30, 2022

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at September 30, 2023 are $120,401. As of September 30, 2023, $42,864,000 of principal and $438,165 of interest was owed to Conrent. The Company paid Conrent interest of $1,738,373 for the year ended September 30, 2023.

	$42,743,599	$42,653,649

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	11,435	35,335

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $4,837, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	77,670	177,463

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $1,976, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	36,773	135,521

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	29,118	79,375

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $57, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	18,440	51,278

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $10,807, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	192,547	303,303

Total debt obligations	43,109,582	43,435,924
Less: current portion	(308,417)	(456,681)
Long-term debt, less current portion	$42,801,165	$42,979,243

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of September 30, 2023, $42,864,000 of principal and $438,165 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2023:

Twelve months ended September 30:	Total
2024	$322,915
2025	60,745
2026	-
2027	42,864,000
Total	43,247,660
Issuance costs	(138,078)
Debt obligations, net of unamortized issuance costs	$43,109,582

(8)	Preferred Stock

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

As of September 30, 2023, there were no shares of Series A Preferred issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

There were no issuances of Common Stock in fiscal year 2023.

On December 28, 2021, a member of the Board of Directors received 7,283 shares of Common Stock by exercising 7,283 options.

On December 30, 2021, a member of the Board of Directors received 9,191 shares of Common Stock by exercising 9,191 options.

On April 14, 2022, a member of the Board of Directors received an after-tax total of 37,306 shares of Common Stock by exercising 64,665 and 8,868 warrants, through a net exercise provision of the Common Stock Purchase Warrant Agreement and the payment of taxes.

On April 13, 2022, a member of management received an award of 185,000 shares of Common Stock based on a Restricted Stock Agreement.

On April 13, 2022, another employee received an award of 100,000 shares of Common Stock based on a Restricted Stock Agreement.

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

There were no issuances of restricted shares in fiscal year 2023.

On April 13, 2022, the Company issued 285,000 restricted shares, at a grant date value of $1.30, to members of its executive team from the 2022 Plan with a total value of $370,500. The restricted shares are amortized over the vesting period. One-third of the restricted shares vested on the grant date and one-third of the restricted shares vested on October 13, 2022 and October 13, 2023, respectively.

The Company recorded expense of $159,522 and $207,547 during the fiscal years ended September 30, 2023 and 2022, respectively. As of September 30, 2023 there were 215,000 shares of Common Stock available for issuance under the 2022 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2023 and 2022, the Company granted no options and warrants to purchase shares of Common Stock under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the fiscal years ended September 30, 2023 and 2022, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2023 and no future issuances are expected.

As of September 30, 2023, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2023 and 2022 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	457,075	$1.74	1.04	$779,977
Granted	-	-	-	-
Expired	(196,097)	(2.41)	-	-
Exercised	(100,097)	(1.23)	-	-
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$-
Granted	-	-	-	-
Expired	(156,193)	(1.24)	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Exercisable as of September 30, 2023	4,688	$1.24	0.25	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.49 of the Company’s common stock on September 30, 2023.

(11)	Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively. Deferred tax liabilities are recorded in Accrued liabilities on the Consolidated Balance Sheets.

For the fiscal years ended September 30, 2023 and 2022, the Company incurred no net losses for income tax purposes. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2023, the Company had net carryforwards available to offset future taxable income of approximately $163,702,643, $4,590,967 of which expires during the year ended September 30, 2023. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2023, or on net deferred tax asset as of September 30, 2022. In the past, ownership changes of the Company resulted in a Sec. 382 limitation on the future realizability of U.S. state NOLs. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of the Sec. 382 limitation did not result in an impact to the provision for income taxes for the year ended September 30, 2023, or on net deferred assets as of September 30, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2023 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2023	2022
Net loss carryforwards	$33,396,062	$34,261,003
Accruals and reserves	(44,816)	723,617
Severance indemnity reserve	98,735	76,918
Contributions	3,911	2,478
Depreciation and amortization	(378,920)	(219,722)
Stock-based compensation	93,031	109,397
Interest Expense Carryforward	397,566	-
Valuation allowance	(33,661,255)	(35,182,109)
Total	$(95,686)	$(228,418)

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2023 and 2022 are as follows:

	Fiscal Years Ended
	September 30,
	2023	2022
Federal income tax benefit at statutory rate	$(169,121)	$(78,091)
State income tax benefit, net of federal income tax effect	(31,811)	42,086
Effect of foreign income taxes	548,851	679,605
Return to Provision	(33,604)	(4,473)
Withholding Taxes	79,000	147,109
Deferred only adjustment	1,740,896	471,609
Gain on deductible expenses	14,493	487,442
Change in valuation allowance	(1,520,854)	(861,799)
Provision for income taxes	$627,850	$883,488

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2018 through September 30, 2023. The Company was examined by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017. The examinations were closed as of November 29, 2021, with no additional tax assessment.

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

Jesus Valle Gonzalez, et al. v. Track Group-Puerto Rico, et al. On May 9, 2022, Plaintiff Jesus Valle Gonzalez filed a complaint in the Court of First Instance, San Juan Superior Court, Commonwealth of Puerto Rico against the Company, and associated parties alleging the death of his mother on June 8, 2016 was a result of the gross negligence of all the defendants. This claim follows a similar claim made against the Company in June 2017 by different relatives of the deceased which was settled on September 5, 2018. Plaintiff in this matter asserts his claim now having reached the age of majority and is requesting damages of $1.5 million. On August 22, 2023, the Superior Court dismissed the Plaintiffs’ case for lack of jurisdiction.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment as of September 30, 2023 and 2022, respectively, are shown in the table below:

	2023	2022
Monitoring equipment operating revenue	$28,106,916	$29,867,266

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of September 30, 2023 and 2022.

	September 30, 2023		September 30, 2022
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$403,205	$-	$575,716	$-
Accrued liabilities	-	143,846	-	177,431
Long-term liabilities	-	259,359	-	398,285

The following table summarizes the supplemental cash flow information for the year ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Cash paid for noncancelable operating leases included in operating cash flows	$284,897	$272,921
Right of use assets obtained in exchange for operating lease liabilities:	$5,459	$626,047

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2023 are:

Operating Leases
From October 2023 to September 2024	$157,632
From October 2023 to September 2025	92,492
From October 2024 to September 2026	94,273
From October 2025 to September 2027	87,585
From October 2026 to September 2028	773
Thereafter	-
Undiscounted Cash Flow	432,755
Less: imputed interest	(29,550)
Total	$403,205

Reconciliation to lease liabilities:
Lease liabilities - current	$143,846
Lease liabilities - long-term	259,359
Total Lease Liabilities	$403,205

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2023 were 3.44 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

Performance Bonds

As of September 30, 2023, the Company has one performance bond in connection with a foreign customer totaling $1,654,134 (“Performance Bond”) of which $1,157,867 is held in an interest-bearing account on behalf of the bank and is recorded in Other Assets on the Consolidated Balance Sheets. The amount held on this Performance Bond will be released after the expiration of the Performance Bond, all contract extensions have been exhausted, and the consent of the customer, but in no event before July 2024 and more likely in 2025.

The amounts held on two performance bonds were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expenses of $54,676 and $56,343 for the years ended September 30, 2023 and September 30, 2022, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2023 and 2022, respectively:

	September 30, 2023			September 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(14,358,431)	$6,762,134	$21,120,565	$(13,027,465)	$8,093,100
Developed technology	10,328,125	(2,933,499)	7,394,626	9,206,006	(1,649,563)	7,556,443
Trade name	139,450	(138,916)	534	139,115	(127,241)	11,874
Total intangible assets	$31,588,140	$(17,430,846)	$14,157,294	$30,465,686	$(14,804,269)	$15,661,417

The intangible assets summarized above were purchased or developed on various dates from July 2011 through September 30, 2023. The assets have useful lives ranging from three to twenty years. Amortization expense for the years ended September 30, 2023 and 2022 was $2,616,629 and $3,277,088, respectively. Amortization expense included in cost of revenue in the Consolidated Statements of Operations for the years ended September 30, 2023 and 2022 was $1,724,256 and $1,857,413, respectively. Amortization expense included in operating expense in the Consolidated Statements of Operations for the years ended September 30, 2023 and 2022 was $892,373 and $1,419,675, respectively. The Company wrote-off fully amortized intangible assets at September 30, 2023 and September 30, 2022 of $0 and $1,860,000, respectively. In the fourth quarter of fiscal year 2022, based on future sales trends, operating margins and capital expenditures, the Company made a decision to discontinue the Shadow and InTouch products. This resulted in a developed technology impairment charge of $0 and $1,728,961 for the years ended September 30, 2023 and 2022, respectively, and is recorded in general and administrative expense on the Consolidated Statements of Operations.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2023:

Fiscal Year	Amortization	STOP Royalty
2024	2,240,653	187,500
2025	2,418,908	-
2026	2,418,908	-
2027	2,418,908	-
Thereafter	4,472,417	-
Total	$13,969,794	$187,500

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2023. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30, consisted of the following:

	September 30,
	2023	2022
Balance - beginning of year	$8,061,002	$8,519,998
Effect of foreign currency translation on goodwill	(209,536)	(458,996)
Balance - end of year	$7,851,466	$8,061,002

(14)	Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted that no additional subsequent events have occurred that are reasonably likely to impact the financial statements.