Form 10-Q
period 2023-12-31
Track Group, Inc.
filed 2024-02-08
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of February 1, 2024, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31,	September 30,
	2023	2023
Assets
Current assets:
Cash	$3,730,885	$4,057,195
Accounts receivable, net of allowance for credit losses of $298,969 and $178,095, respectively	5,658,004	4,536,916
Prepaid expense and deposits	499,943	610,440
Inventory, net of reserves of $3,772 and $3,772, respectively	970,329	1,286,194
Total current assets	10,859,161	10,490,745
Property and equipment, net of accumulated depreciation of $1,942,870 and $1,920,850, respectively	97,393	115,808
Monitoring equipment, net of accumulated depreciation of $6,863,281 and $6,348,695, respectively	5,146,124	5,187,092
Intangible assets, net of accumulated amortization of $18,138,039 and $17,430,846, respectively	14,063,959	14,157,294
Goodwill	8,061,509	7,851,466
Other assets	2,382,312	2,442,154
Total assets	$40,610,458	$40,244,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,276,912	$2,796,712
Accrued liabilities	2,664,755	2,571,839
Current portion of long-term debt	228,317	308,417
Total current liabilities	6,169,984	5,676,968
Long-term debt, net of current portion	42,797,352	42,801,165
Long-term liabilities	238,865	259,359
Total liabilities	49,206,201	48,737,492

Commitments and contingencies (Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,597,115
Accumulated deficit	(309,609,936)	(309,610,397)
Accumulated other comprehensive loss	(1,587,539)	(1,480,837)
Total equity (deficit)	(8,595,743)	(8,492,933)
Total liabilities and stockholders’ equity (deficit)	$40,610,458	$40,244,559

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue:
Monitoring and other related services	$8,674,485	$8,289,782
Product sales and other	292,487	565,909
Total revenue	8,966,972	8,855,691

Cost of revenue:
Monitoring, products and other related services	3,973,989	3,901,994
Depreciation & amortization included in cost of revenue	789,463	773,019
Total cost of revenue	4,763,452	4,675,013

Gross profit	4,203,520	4,180,678

Operating expense:
General & administrative	2,757,887	2,754,521
Selling & marketing	706,531	729,470
Research & development	682,463	589,805
Depreciation & amortization	239,760	247,710
Total operating expense	4,386,641	4,321,506

Operating income (loss)	(183,121)	(140,828)

Other income (expense):
Interest income	48,162	76,222
Interest expense	(486,084)	(495,772)
Currency exchange rate gain	538,945	483,151
Total other income (expense)	101,023	63,601
Income (loss) before income taxes	(82,098)	(77,227)
Income tax expense (benefit)	(82,559)	(113,611)
Net income attributable to common stockholders	461	36,384
Foreign currency translation adjustments	(106,702)	152,246
Comprehensive income (loss)	$(106,241)	$188,630

Net income per share – basic
Net income per common share	$0.00	$0.00
Weighted average common shares outstanding	11,863,758	11,863,758
Net income per share – diluted
Net income per common share	$0.00	$0.00
Weighted average common shares outstanding	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation	-	-	61,750	-	-	61,750
Foreign currency translation adjustments	-	-	-	-	152,246	152,246
Net income	-	-	-	36,384	-	36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$461	$36,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029,223	1,020,729
Bad debt expense	120,703	39,041
Sales allowance	(3,065)	-
Stock based compensation	3,431	61,750
Loss on monitoring equipment included in cost of revenue	98,673	66,644
Amortization of debt issuance costs	35,413	48,762
Amortization of monitoring center assets included in cost of revenue	134,317	133,304
Foreign currency exchange (gain) loss	(538,945)	(483,151)
Change in assets and liabilities:
Accounts receivable, net	(1,238,726)	469,642
Inventories	315,648	306,038
Prepaid expense, deposits and other assets	63,261	(192,380)
Accounts payable	480,200	536,982
Accrued liabilities	141,731	284,678
Net cash provided by operating activities	642,325	2,328,423

Cash flow from investing activities:
Purchase of property and equipment	-	(6,120)
Capitalized software	(369,524)	(159,089)
Purchase of monitoring equipment and parts	(486,991)	(2,023,407)
Net cash used in investing activities	(856,515)	(2,188,616)

Cash flow from financing activities:
Principal payments on long-term debt	(124,338)	(126,316)
Net cash used in financing activities	(124,338)	(126,316)

Effect of exchange rate changes on cash	12,218	218,745

Net increase (decrease) in cash	(326,310)	232,236
Cash, beginning of period	4,057,195	5,311,104
Cash, end of period	$3,730,885	$5,543,340

Cash paid for interest	$29,720	$46,056
Cash paid for taxes	$239	$72,213

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2023 and results of its operations for the three months ended December 31, 2023. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. The results of operations for the three months ending December 31, 2023, may not be indicative of the results for the fiscal year ending September 30, 2024.

As of December 31, 2023 and September 30, 2023, the Company had an accumulated deficit of $309,609,936 and $309,610,397, respectively. The Company had net income of $461 and $36,384 for the three months ended December 31, 2023 and 2022, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 19). The Company also has six notes payable maturing between January 2, 2024, and February 17, 2025, related to the construction of two monitoring centers for a contract, with outstanding balances due for the six notes totaling $252,020, net of deferred financing fees at December 31, 2023 (See Note 19). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the recent change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active wholly-owned subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

New Accounting Standards or Updates Adopted in Fiscal 2024

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds a current expected credit loss (“CECL”) impairment model to GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which became effective for fiscal years beginning after December 15, 2022. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have a significant impact on our consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of December 31, 2023 have had or are expected to have a material impact on our consolidated financial statements.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2023.

(7) NET INCOME PER COMMON SHARE

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of December 31, 2023 and 2022, there were 0 and 160,881 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the three months ended December 31, 2023 and 2022, respectively, as their effect would be anti-dilutive.

At December 31, 2023 and 2022, all stock options and warrants had exercise prices that were above the market price of $0.23 and $0.35, respectively and have been excluded from the diluted earnings per share calculations.

The common stock equivalents outstanding as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Issuable common stock options and warrants	-	160,881
Total common stock equivalents	-	160,881

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

The balance of accounts receivable at December 31, 2023 of $5,658,004 includes an unbilled balance of $513,921, and the balance of accounts receivable at September 30, 2023 of $4,536,916 included an unbilled balance of $490,848, and the balance of accounts receivable at September 30, 2022 of $6,236,555 included an unbilled balance of $777,514. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our Condensed Consolidated Statements of Operations. As of December 31, 2023, September 30, 2023, and September 30, 2022 the Company had an allowance for doubtful accounts of $278,969, $155,029, and $102,570 respectively. For the three months ended December 31, 2023 and December 31, 2022, the Company wrote-off accounts receivables of $14 and $107, respectively. For December 31, 2023, September 30, 2023, and September 30, 2022 the reserve for credit memos was $20,000, $23,065, and $0 respectively. The balances of the deferred revenue at December 31, 2023, September 30, 2023, and September 30, 2022 are $50,000, $431, and $3,299 respectively, and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $150,431 and $3,012 of deferred revenue in the three months ended December 31, 2023 and 2022, respectively.

Product Sales and Other. The Company sells devices and replacement parts to customers under certain contracts, as well as law enforcement software licenses and maintenance, and analytical software. Revenue transactions associated with the sale of devices and replacement parts comprise a single performance obligation. We satisfy the performance obligation when the Company has transferred control of the product to the customer and they receive substantially all of the benefits. Transfer of control passes to customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. The transaction price is determined based upon the invoiced sales price and payment terms for the transaction depends on the agreement with the customer and payment is generally required within 60 days or less of shipment. The Company recognizes revenue from other services as the customer receives services and the Company has the right to payment. When purchasing products (such as ReliAlert™ devices) from the Company, customers may, but are not required to, enter into monitoring service contracts with us. The Company recognizes revenue from monitoring services for customers that have previously purchased devices at the end of each month that monitoring services have been provided.

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the fiscal quarters ended December 31, 2023 and 2022.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,457,328	72%	$6,102,350	69%
Latin America	2,332,787	26%	2,282,372	26%
Other	176,857	2%	470,969	5%
Total	$8,966,972	100%	$8,855,691	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% and 94% for the three months ended December 31, 2023 and 2022, respectively) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

(9) PREPAID EXPENSE AND DEPOSITS

As of December 31, 2023 and September 30, 2023, the outstanding balance of prepaid expense and deposits was $499,943 and $610,440, respectively. These balances are comprised largely of performance bond deposits, tax deposits, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item's selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards and other parts used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment. As of December 31, 2023 and September 30, 2023, inventory consisted of the following:

	December 31, 2023	September 30, 2023
Monitoring equipment component boards inventory	$974,101	$1,289,966
Reserve for damaged or obsolete inventory	(3,772)	(3,772)
Total inventory, net of reserves	$970,329	$1,286,194

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

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Equipment, software and tooling	$1,429,570	$1,427,522
Automobiles	4,573	4,460
Leasehold improvements	382,752	382,122
Furniture and fixtures	223,368	222,554
Total property and equipment before accumulated depreciation	2,040,263	2,036,658
Accumulated depreciation	(1,942,870)	(1,920,850)
Property and equipment, net of accumulated depreciation	$97,393	$115,808

Property and equipment depreciation expense for the three months ended December 31, 2023 and 2022 was $18,989 and $23,595, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of December 31, 2023 and September 30, 2023 is as follows:

	December 31, 2023	September 30, 2023
Monitoring equipment	$12,009,405	$11,535,787
Less: accumulated depreciation	(6,863,281)	(6,348,695)
Monitoring equipment, net of accumulated depreciation	$5,146,124	$5,187,092

Depreciation of monitoring equipment for the three months ended December 31, 2023 and 2022 was $382,453 and $342,068, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations. During the three months ended December 31, 2023 and 2022, the Company recorded charges of $98,673 and $66,644, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are included in Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at December 31, 2023 and September 30, 2023:

	December 31, 2023			September 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(14,691,173)	$6,429,392	$21,120,565	$(14,358,431)	$6,762,134
Developed technology	10,941,260	(3,306,693)	7,634,567	10,328,125	(2,933,499)	7,394,626
Trade name	140,173	(140,173)	-	139,450	(138,916)	534
Total intangible assets	$32,201,998	$(18,138,039)	$14,063,959	$31,588,140	$(17,430,846)	$14,157,294

The intangible assets summarized above were purchased or developed on various dates from July 2011 through December 31, 2023. Total amortization expense for the three months ended December 31, 2023 and 2022 was $627,781 and $655,066, respectively. Included in the total amortization expense is $407,010 and $430,951 in amortization expense included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended December 31, 2023 and 2022, respectively and $220,771 and $224,115 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended December 31, 2023 and 2022, respectively.

(14) GOODWILL

The following table summarizes the activity of Goodwill at December 31, 2023 and September 30, 2023, respectively:

	Three Months Ended December 31, 2023	Year Ended September 30, 2023
Balance - beginning of period	$7,851,466	$8,061,002
Effect of foreign currency translation on goodwill	210,043	(209,536)
Balance - end of period	$8,061,509	$7,851,466

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2023.

(15) OTHER ASSETS

As of December 31, 2023 and September 30, 2023, the balance of other assets was $2,382,312 and $2,442,154, respectively. Other assets at December 31, 2023 are comprised largely of cash used as collateral for Performance Bonds as well as contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets. The Company anticipates these performance bonds will be reimbursed to the Company upon completion of its contracts with the customer. See Note 23.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023	September 30, 2023
Monitoring center equipment	$1,660,012	$1,619,278
Less: accumulated amortization	(1,252,164)	(1,088,825)
Monitoring center equipment, net of accumulated amortization	$407,848	$530,453

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three months ended December 31, 2023 and 2022 were $134,317 and $133,304, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended December 31, 2023 and 2022, respectively, are shown in the table below:

	Three Months Ended December 31,
	2023	2022
Monitoring equipment operating revenue	$7,317,614	$6,977,443

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of December 31, 2023 and September 30, 2023.

	December 31, 2023		September 30, 2023
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$400,259		$403,205	$-
Accrued liabilities		161,394	-	143,846
Long-term liabilities		238,865	-	259,359

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Cash paid for noncancelable operating leases included in operating cash flows	$69,940	$69,992
Right of use assets obtained in exchange for operating lease liabilities	$43,974	$5,459

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2023 are:

Operating Leases
From January 2024 to December 2024	$174,191
From January 2025 to December 2025	92,933
From January 2026 to December 2026	94,719
From January 2027 to December 2027	63,898
From January 2028 to December 2028	482
Undiscounted cash flow	426,223
Less: imputed interest	(25,964)
Total	$400,259
Reconciliation to lease liabilities:
Lease liabilities - current	$161,394
Lease liabilities - long-term	238,865
Total lease liabilities	$400,259

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 3.07 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Accrued payroll, taxes and employee benefits	$1,111,082	$1,116,036
Deferred revenue	50,000	431
Accrued taxes - foreign and domestic	187,058	260,697
Accrued other expense	84,711	108,476
Accrued legal and other professional costs	63,751	80,210
Accrued costs of revenue	128,186	410,726
Right of use liability	161,394	143,846
Accrued interest	878,573	451,417
Total accrued liabilities	$2,664,755	$2,571,839

(18) RELATED PARTIES

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

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of December 31, 2023 and September 30, 2023, consisted of the following:

	December 31, 2023	September 30, 2023

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at December 31, 2023 are $90,351. As of December 31, 2023, $42,864,000 of principal and $876,331 of interest was owed to Conrent. The Company has not paid Conrent any interest for the three months ended December 31, 2023.

	$42,773,649	$42,743,599

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024.	4,727	11,435

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $3,099, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	50,099	77,670

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $506, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024.	9,469	36,773

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024.	15,048	29,118

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $29, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024.	9,482	18,440

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $9,124, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	163,195	192,547

Total debt obligations	43,025,669	43,109,582
Less: current portion	(228,317)	(308,417)
Long-term debt, less current portion	$42,797,352	$42,801,165

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of December 31, 2023, $42,864,000 of principal and $876,331 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2023:

Twelve months ended December 31:	Total
2024	$239,772
2025	25,006
2026	-
2027	42,864,000
Total	43,128,778
Issuance costs	(103,109)
Debt obligations, net of unamortized issuance costs	$43,025,669

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of December 31, 2023, there were no shares of Preferred Stock outstanding.

No dividends were paid during the three months ended December 31, 2023 or 2022, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the three months ended December 31, 2023.

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

As of December 31, 2023, no shares of Series A Preferred were issued and outstanding.

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

The Board suspended further awards under the 2012 Plan as of June 30, 2020. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan.

There were no issuances of restricted shares in the three months ended December 31, 2023.

The Company recorded expense of $3,431 and $61,750 for the three months ended December 31, 2023 and 2022, respectively, related to the 2022 Plan. As of December 31, 2023, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three months ended December 31, 2023 and 2022, respectively, related to the issuance and vesting of outstanding options and warrants. During the three months ended December 31, 2023 and 2022, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan.

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

A summary of stock option (warrant) activity for the three months ended December 31, 2023, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Granted	-	-	-	-
Expired/Cancelled	(4,688)	1.24	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2023	-	$-	-	$-
Exercisable as of December 31, 2023	-	$-	-	$-

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

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA., a wholly-owned subsidiary of the Company (“Track Chile”) initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile related to its contract with the Chilean National Prisoner Service, the Company’s customer in the Republic of Chile (the “Customer”). The judicial action followed the issuance by the Customer on December 19, 2021 of the first of two letters fining Track Chile approximately USD $1.5 million for delays in completing two offender monitoring centers caused principally by the COVID-19 global pandemic. Track Chile also was granted an injunction preventing the Chilean government from drawing down on the performance bond (the “Performance Bond”) posted by Track Chile on July 2, 2020 with an expiration date of July 1, 2024 (the “Expiration Date”).  On January 17, 2024, a Chilean appellate court overturned the injunction. The Company’s Chilean counsel is considering Track Chile’s options in light of the appellate court’s decision.  The Company is confident that resolution of these issues can be reached prior to the Expiration Date and remains confident in its position regarding the merits of the contract dispute.  As a result, and after consultation with legal counsel, no accrual for a potential loss related to the Performance Bond has been made.  Notwithstanding the judicial action, management expects that Track Chile will execute new agreements with the Customer in the near future.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. On January 10, 2024, the court dismissed the Plaintiff’s second amended complaint with leave to replead by January 30, 2024. Plaintiff filed a third amended complaint on January 30, 2024, however, subsequently filed a motion to voluntarily dismiss the case on January 31, 2024.

Kevin Barnes v. Track Group, Inc., et. al. On December 28, 2023, the Company was served with a second amended complaint filed in the Circuit Court of Cook County, Illinois naming the Company and alleging strict liability and negligence against the Company and other defendants related to alleged injuries sustained by Barnes from an electronic monitoring device. The Company disputes Barnes’ claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Performance Bonds

As of December 31, 2023, the Company has one performance bond in connection with a foreign customer totaling $1,695,741, the Performance Bond, of which $1,186,991 is held in an interest-bearing account on behalf of the bank and is recorded in Other Assets on the Consolidated Balance Sheets. The amount held on the Performance Bond will be released following the Expiration Date, all contract extensions have been exhausted, and the consent of the Customer, but in no event before July 2024 and more likely in 2025; provided, however, as disclosed above in Track Group Chile SpA. v. Republic of Chile, the Performance Bond has not been drawn down as of the date of this Report.

The amounts held on two additional performance bonds posted by Track Chile were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended December 31, 2023 and 2022 of $11,960 and $31,525, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

ReliAlert®XC3 - Advanced features enable agencies to effectively track offender movements and communicate directly with offenders in real-time, through a patented, on-board two/three-way voice communication technology. This device includes an enhanced GPS antenna and GPS module for higher sensitivity GPS, enhanced voice audio quality, increased battery performance of 50+ hours, 3G cellular capabilities, improved tamper sensory and durability enhancements.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. During the three months ended December 31, 2023, there have been two changes to the Company’s critical accounting policies.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds a current expected credit loss (“CECL”) impairment model to GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which became effective for fiscal years beginning after December 15, 2022. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have a significant impact on our consolidated financial statements.

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

Results of Operations

Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022

Revenue

For the three months ended December 31, 2023, the Company recognized total revenue from operations of $8,966,972 compared to $8,855,691 for the three months ended December 31, 2022, an increase of $111,281, or approximately 1%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois and Canada. This increase was partially offset by revenue decreases for clients in Puerto Rico and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended December 31, 2023 decreased to $292,487 from $565,909 in the same period in 2022, a decrease of $273,422 or approximately 48%. The decrease in product and other revenue was largely due to lower international product sales, principally in Saudi Arabia, partially offset by product sales to a new customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2024; however, long lead times remain with certain parts.

Cost of Revenue

During the three months ended December 31, 2023, cost of revenue totaled $4,763,452 compared to cost of revenue during the three months ended December 31, 2022 of $4,675,013, an increase of $88,439 or 2%. The increase in cost of revenue was largely the result of higher device repair costs related to regreasing some outstanding devices of $275,154, partially offset by lower communication costs of $125,947 and lower hardware purchase costs of $43,704.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2023 and 2022 totaled $789,463 and $773,019, respectively, an increase of $16,444. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The increase in depreciation and amortization costs is largely due to an increase in device depreciation expense of $40,385, offset by a decrease in amortization of $23,941 for fully amortized developed technology and trade names. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended December 31, 2023, gross profit totaled $4,203,520, resulting in a gross margin of approximately 47%. During the three months ended December 31, 2022, gross profit totaled $4,180,678, resulting in a gross margin of approximately 47%. The increase in absolute gross profit of $22,842 is due to an increase in revenue of $111,281, lower communication costs and lower hardware purchase costs, partially offset by higher device repair costs and nominally higher depreciation and amortization costs.

General and Administrative Expense

During the three months ended December 31, 2023, general and administrative expense totaled $2,757,887 compared to $2,754,521 for the three months ended December 31, 2022. The nominal increase of $3,366 in general and administrative cost resulted largely from an increase in bad debt expense, partially offset by a decrease in insurance costs.

Selling and Marketing Expense

During the three months ended December 31, 2023, selling and marketing expense totaled $706,531 compared to $729,470 for the three months ended December 31, 2022. The decrease of $22,939 or approximately 3% resulted largely from lower wages and related payroll taxes of $19,283 and lower outside services of $38,876, partially offset by higher travel and entertainment costs of $48,657.

Research and Development Expense

During the three months ended December 31, 2023, research and development expense totaled $682,463 compared to $589,805 for the three months ended December 31, 2022. The increase of $92,658 or approximately 16% was largely due to increased payroll and related tax expense of $140,225, partially offset by a decrease in outside services of $20,536.

Depreciation and Amortization Expense

During the three months ended December 31, 2023, depreciation and amortization expense totaled $239,760 compared to $247,710 for the three months ended December 31, 2022, a decrease of $7,950 or approximately 3%, largely due to fully amortized intangible assets and fully depreciated furniture and equipment.

Total Operating Expense

During the three months ended December 31, 2023, total operating expense increased to $4,386,641 compared to $4,321,506 for the three months ended December 31, 2022, an increase of $65,135 or approximately 2%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended December 31, 2023, operating loss was $183,121 compared to $140,828 for the three months ended December 31, 2022. The increase of $42,293 in operating loss was principally due to an increase in operating expense of $65,135, partially offset by an increase in gross profit of $22,842.

Other Income (Expense)

For the three months ended December 31, 2023, other income (expense) totaled income of $101,023 compared to other income of $63,601 for the three months ended December 31, 2022, an increase of $37,422. The increase in other income is largely due to positive currency exchange rate movements of $55,794 between the US Dollar vs. the Chilean Peso, compared to the prior period.

Net Income Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $461 for the three months ended December 31, 2023, compared to $36,384 for the three months ended December 31, 2022, a decrease of $35,923. This decrease in net income is largely due to higher research and development expense and higher interest expense, partially offset by lower selling and marketing expense, higher other income and lower tax expense.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 in five annual installments to Conrent. As of December 31, 2023, $42,864,000 of principal and $876,331 of interest was owed to Conrent.

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

No borrowings or sales of equity securities occurred during the three months ended December 31, 2023 or during the years ended September 30, 2023 or 2022.

Net Cash Flows Provided by Operating Activities.

During the three months ended December 31, 2023, we had cash flows from operating activities of $642,325, compared to cash flows from operating activities of $2,328,423 for the three months ended December 31, 2022, representing a $1,686,098 decrease or approximately 72%. The decrease in cash from operations was largely the result of decreases in our net income and increases in accounts receivable and foreign currency exchange gain.

Net Cash Flows Used in Investing Activities.

The Company used $856,515 of cash from investing activities during the three months ended December 31, 2023, compared to $2,188,616 of cash used for investing activities during the three months ended December 31, 2022. Cash used for investing activities was primarily related to purchases of monitoring and other equipment to meet customer demand during the three months ended December 31, 2023 and 2022.

Net Cash Flows Used in Financing Activities.

The Company used $124,338 of cash from financing activities during the three months ended December 31, 2023, which was the result of principal payments on long-term debt, as compared to $126,316 during the three months ended December 31, 2022.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2023, the Company had unrestricted cash of $3,730,885, compared to unrestricted cash of $4,057,195 as of September 30, 2023. As of December 31, 2023, we had working capital of $4,689,177, compared to working capital of $4,813,777 as of September 30, 2023. This decrease in working capital of $124,600 is principally due to the purchase of monitoring equipment, offset by an increase in accounts receivable.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility, which extended the maturity date of the Amended Facility to July 1, 2024, capitalized the accrued and unpaid interest, increasing the outstanding principal amount, and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024 to the Maturity Date; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of December 31, 2023, $42,864,000 of principal and $876,331 of interest was owed to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. These six notes mature between January 2024 to February 2025 and the principal repayments on these six notes have all commenced. No additional funds were borrowed during the three months ended December 31, 2023 or during the years ended September 30, 2023 or 2022.

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

Foreign Currency Risks

We had $1,515,051 and $1,525,021 in foreign currency revenue from sources outside of the United States for the three months ended December 31, 2023 and 2022, respectively. Our foreign currency revenue is made up of sales in Chile. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $538,945 in the three months ended December 31, 2023 and a gain of $483,151 in the three months ended December 31, 2022. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars. The Company had no active foreign currency exchange contracts as of December 31, 2023.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2023.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA., a wholly-owned subsidiary of the Company (“Track Chile”) initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile related to its contract with the Chilean National Prisoner Service, the Company’s customer in the Republic of Chile (the “Customer”). The judicial action followed the issuance by the Customer on December 19, 2021 of the first of two letters fining Track Chile approximately USD $1.5 million for delays in completing two offender monitoring centers caused principally by the COVID-19 global pandemic. Track Chile also was granted an injunction preventing the Chilean government from drawing down on the performance bond (the “Performance Bond”) posted by Track Chile on July 2, 2020 with an expiration date of July 1, 2024 (the “Expiration Date”).  On January 17, 2024, a Chilean appellate court overturned the injunction. The Company’s Chilean counsel is considering Track Chile’s options in light of the appellate court’s decision.  The Company is confident that resolution of these issues can be reached prior to the Expiration Date and remains confident in its position regarding the merits of the contract dispute.  As a result, and after consultation with legal counsel, no accrual for a potential loss related to the Performance Bond has been made.  Notwithstanding the judicial action, management expects that Track Chile will execute new agreements with the Customer in the near future.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. On January 10, 2024, the court dismissed the Plaintiff’s second amended complaint with leave to replead by January 30, 2024. Plaintiff filed a third amended complaint on January 30, 2024 however, subsequently filed a motion to voluntarily dismiss the case on January 31, 2024.

Kevin Barnes v. Track Group, Inc., et. al. On December 28, 2023, the Company was served with a second amended complaint filed in the Circuit Court of Cook County, Illinois naming the Company and alleging strict liability and negligence against the Company and other defendants related to alleged injuries sustained by Barnes from an electronic monitoring device. The Company disputes Barnes’ claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2023, filed on December 20, 2023. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

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

Track Group, Inc.

Date: February 8, 2024	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Peter K. Poli
Peter K. Poli, Chief Financial Officer (Principal Financial and Accounting Officer)