Form 10-Q
period 2024-03-31
Track Group, Inc.
filed 2024-05-13
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2024, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	September 30,
	2024	2023
Assets
Current assets:
Cash	$3,645,651	$4,057,195
Accounts receivable, net of allowance for credit losses of $453,611 and $178,095, respectively	5,550,187	4,536,916
Prepaid expense and deposits	389,972	610,440
Inventory, net of reserves of $0 and $3,772, respectively	972,937	1,286,194
Other current assets	1,329,593	-
Total current assets	11,888,340	10,490,745
Property and equipment, net of accumulated depreciation of $1,742,598 and $1,920,850, respectively	79,126	115,808
Monitoring equipment, net of accumulated depreciation of $7,149,591 and $6,348,695, respectively	4,944,977	5,187,092
Intangible assets, net of accumulated amortization of $18,659,164 and $17,430,846, respectively	14,107,643	14,157,294
Goodwill	7,951,977	7,851,466
Other assets	795,212	2,442,154
Total assets	$39,767,275	$40,244,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,643,125	$2,796,712
Accrued liabilities	3,524,085	2,571,839
Current portion of long-term debt	134,106	308,417
Total current liabilities	7,301,316	5,676,968
Long-term debt, net of current portion	42,765,361	42,801,165
Long-term liabilities	236,170	259,359
Total liabilities	50,302,847	48,737,492

Commitments and contingencies (Note 23)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,597,115
Accumulated deficit	(311,513,011)	(309,610,397)
Accumulated other comprehensive loss	(1,624,293)	(1,480,837)
Total equity (deficit)	(10,535,572)	(8,492,933)
Total liabilities and stockholders’ equity (deficit)	$39,767,275	$40,244,559

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue:
Monitoring and other related services	$8,758,650	$8,179,025	$17,433,136	$16,468,807
Product sales and other	232,570	129,021	525,057	694,930
Total revenue	8,991,220	8,308,046	17,958,193	17,163,737

Cost of revenue:
Monitoring, products and other related services	4,230,498	3,721,527	8,204,487	7,623,521
Depreciation and amortization included in cost of revenue	793,887	843,714	1,583,351	1,616,733
Total cost of revenue	5,024,385	4,565,241	9,787,838	9,240,254

Gross profit	3,966,835	3,742,805	8,170,355	7,923,483

Operating expense:
General & administrative	3,173,866	2,869,799	5,931,753	5,624,320
Selling & marketing	810,441	768,871	1,516,972	1,498,341
Research & development	701,183	706,772	1,383,646	1,296,577
Depreciation & amortization	236,524	247,574	476,284	495,283
Total operating expense	4,922,014	4,593,016	9,308,655	8,914,521

Operating income (loss)	(955,179)	(850,211)	(1,138,300)	(991,038)

Other income (expense):
Interest expense, net	(428,868)	(400,976)	(866,791)	(820,526)
Currency exchange rate gain (loss)	(519,933)	71,792	19,013	554,943
Other income (expense), net	(3,443)	-	(3,443)	-
Total other income (expense)	(952,244)	(329,184)	(851,221)	(265,583)
Income (loss) before income taxes	(1,907,423)	(1,179,395)	(1,989,521)	(1,256,621)
Income tax expense (benefit)	(4,348)	305,863	(86,907)	192,253
Net income (loss) attributable to common shareholders	(1,903,075)	(1,485,258)	(1,902,614)	(1,448,874)
Foreign currency translation adjustments	(36,754)	93,585	(143,456)	245,831
Comprehensive income (loss)	$(1,939,829)	$(1,391,673)	$(2,046,070)	$(1,203,043)

Net income (loss) per share –basic:
Net income (loss) per share	$(0.16)	$(0.13)	$(0.17)	$(0.12)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.16)	$(0.13)	$(0.17)	$(0.12)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)
Foreign currency translation adjustments	-	-	-	-	(36,754)	(36,754)
Net loss	-	-	-	(1,903,075)	-	(1,903,075)
Balance March 31, 2024	11,863,758	$1,186	$302,600,546	$(311,513,011)	$(1,624,293)	$(10,535,572)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation	-	-	61,750	-	-	61,750
Foreign currency translation adjustments	-	-	-	-	152,246	152,246
Net income	-	-	-	36,384	-	36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)
Stock-based compensation	-	-	51,459	-	-	51,459
Foreign currency translation adjustments	-	-	-	-	93,585	93,585
Net loss	-	-	-	(1,485,258)	-	(1,485,258)
Balance March 31, 2023	11,863,758	$1,186	$302,550,802	$(307,667,763)	$(1,028,786)	$(6,144,561)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,902,614)	$(1,448,874)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,059,635	2,112,016
Bad debt expense	203,972	88,536
Sales allowance	56,935	-
Stock based compensation	3,431	113,209
Loss on monitoring equipment included in cost of revenue	147,087	210,257
Amortization of debt issuance costs	68,847	85,001
Amortization of monitoring center assets included in cost of revenue	261,487	280,502
Foreign currency exchange (gain) loss	(19,013)	(554,943)
Loss on disposal of assets	3,443	-
Change in assets and liabilities:
Accounts receivable, net	(1,274,177)	746,123
Inventories	313,040	61,491
Prepaid expense, deposits and other assets	276,330	1,109,230
Accounts payable	846,413	(640,306)
Accrued liabilities	1,000,005	(29,189)
Net cash provided by operating activities	2,044,821	2,133,053

Cash flow used in investing activities:
Purchase of property and equipment	(3,280)	(20,809)
Capitalized software	(1,151,324)	(430,691)
Purchase of monitoring equipment and parts	(755,912)	(3,096,822)
Net cash used in investing activities	(1,910,516)	(3,548,322)

Cash flow used in financing activities:
Principal payments on long-term debt	(212,482)	(276,666)
Payment of deferred financing fees	(38,339)	-
Net cash used in financing activities	(250,821)	(276,666)

Effect of exchange rate changes on cash	(295,028)	395,361

Net decrease in cash	(411,544)	(1,296,574)
Cash, beginning of period	4,057,195	5,311,104
Cash, end of period	$3,645,651	$4,014,530

Cash paid for interest	$432,874	$934,772
Cash paid for taxes	$29,334	$442,092

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2024 and results of its operations for the three and six months ended March 31, 2024. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. The results of operations for the six months ending March 31, 2024, may not be indicative of the results for the fiscal year ending September 30, 2024.

As of March 31, 2024 and September 30, 2023, the Company had an accumulated deficit of $311,513,011 and $309,610,397, respectively. The Company had net loss of $1,902,614 and net loss of $1,448,874 for the six months ended March 31, 2024 and 2023, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 19). The Company also has two notes payable maturing between May 11, 2024, and February 17, 2025, related to the construction of two monitoring centers for a contract, with outstanding balances due for the two notes totaling $134,106, net of deferred financing fees at March 31, 2024 (See Note 19). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the recent change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active wholly-owned subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., Track Group International LTD., and Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

The Company evaluates all Accounting Standards Updates (each an “ASU”, and collectively, “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

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

Recent Accounting Standards or Updates Not Yet Effective

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of March 31, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) BUSINESS COMBINATIONS

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. There were no business combination activities in the periods presented.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2024.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of March 31, 2024 and 2023, there were 0 and 103,911 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the six months ended March 31, 2024 and 2023, respectively, as their effect would be anti-dilutive.

At March 31, 2024 and 2023, all stock options and warrants had exercise prices that were above the market price of $0.26 and $0.42, respectively, and have been excluded from the diluted earnings per share calculations.

The common stock equivalents outstanding as of March 31, 2024 and 2023 consisted of the following:

	March 31,	March 31,
	2024	2023
Issuable common stock options and warrants	-	103,911
Total common stock equivalents	-	103,911

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

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements during the six months ended March 31, 2024 and 2023.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	6,523,541	73%	$5,929,880	71%
Latin America	2,334,474	26%	2,304,192	28%
Other	133,205	1%	73,974	1%
Total	$8,991,220	100%	$8,308,046	100%

	Six Months Ended March 31, 2024		Six Months Ended March 31, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	12,980,869	72%	$12,032,230	70%
Latin America	4,667,261	26%	4,586,564	27%
Other	310,063	2%	544,943	3%
Total	$17,958,193	100%	$17,163,737	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 97% and 98% for the three months ended March 31, 2024 and 2023, respectively, and approximately 97% and 96% for the six months ended March 31, 2024 and 2023, respectively).

Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balance of accounts receivable at March 31, 2024 of $5,550,187 includes an unbilled balance of $446,982, the balance of accounts receivable at September 30, 2023 of $4,536,916 included an unbilled balance of $490,848, and the balance of accounts receivable at September 30, 2022 of $6,236,555 included an unbilled balance of $777,514. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expense on our Condensed Consolidated Statements of Operations. As of March 31, 2024, September 30, 2023, and September 30, 2022 the Company had an allowance for credit losses of $373,611, $155,030, and $102,570 respectively.

For the three and six months ended March 31, 2024, the Company wrote-off accounts receivables of $24,819 and $24,832, respectively. For the three and six months ended March 31, 2023, the Company wrote-off accounts receivables of $1 and $108, respectively. For March 31, 2024, September 30, 2023, and September 30, 2022 the reserve for credit memos was $80,000, $23,065, and $0 respectively. The balances of the deferred revenue at March 31, 2024, September 30, 2023, and September 30, 2022 are $50,000, $431, and $3,299 respectively, and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $150,431 and $150,431, respectively, of deferred revenue in the three and six months ended March 31, 2024 and $718 and $3,730, respectively, of deferred revenue in the three and six months ended March 31, 2023.

(9) PREPAID EXPENSE AND DEPOSITS

As of March 31, 2024 and September 30, 2023, the outstanding balance of prepaid expense and deposits was $389,972 and $610,440, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(10) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item's selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards and other parts used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment. As of March 31, 2024 and September 30, 2023, inventory consisted of the following:

	March 31, 2024	September 30, 2023
Monitoring equipment component boards inventory	$972,937	$1,289,966
Reserve for damaged or obsolete inventory	-	(3,772)
Total inventory, net of reserves	$972,937	$1,286,194

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

(11) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Equipment, software and tooling	$1,422,502	$1,427,522
Automobiles	4,118	4,460
Leasehold improvements	260,869	382,122
Furniture and fixtures	134,235	222,554
Total property and equipment before accumulated depreciation	1,821,724	2,036,658
Accumulated depreciation	(1,742,598)	(1,920,850)
Property and equipment, net of accumulated depreciation	$79,126	$115,808

Property and equipment depreciation expense for the three months ended March 31, 2024 and 2023 was $16,283 and $23,455, respectively. Property and equipment depreciation expense for the six months ended March 31, 2024 and 2023 was $35,272 and $47,050, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(12) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of March 31, 2024 and September 30, 2023 is as follows:

	March 31, 2024	September 30, 2023
Monitoring equipment	$12,094,568	$11,535,787
Less: accumulated depreciation	(7,149,591)	(6,348,695)
Monitoring equipment, net of accumulated depreciation	$4,944,977	$5,187,092

Depreciation of monitoring equipment for the three months ended March 31, 2024 and 2023 was $421,653 and $411,510, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2024 and 2023 was $804,107 and $753,578, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2024 and 2023, the Company recorded charges of $48,414 and $144,363, respectively, for devices that were lost, stolen or damaged. During the six months ended March 31, 2024 and 2023, the Company recorded charges of $147,087 and $210,257, respectively, for devices that were lost, stolen or damaged. Lost, stolen or damaged items are included in cost of revenue - Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(13) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at March 31, 2024 and September 30, 2023:

	March 31, 2024			September 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(14,986,414)	$6,134,151	$21,120,565	$(14,358,431)	$6,762,134
Developed technology	11,506,711	(3,533,219)	7,973,492	10,328,125	(2,933,499)	7,394,626
Trade name	139,531	(139,531)	-	139,450	(138,916)	534
Total intangible assets	$32,766,807	$(18,659,164)	$14,107,643	$31,588,140	$(17,430,846)	$14,157,294

The intangible assets summarized above were purchased or developed on various dates from July 2011 through March 31, 2024.

Total amortization expense for the three months ended March 31, 2024 and 2023 was $592,475 and $656,323, respectively. Included in the total amortization expense was $372,234 and $432,204 included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended March 31, 2024 and 2023, respectively and $220,241 and $224,119 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended March 31, 2024 and 2023, respectively.

Total amortization expense for the six months ended March 31, 2024 and 2023 was $1,220,256 and $1,311,388, respectively. Included in the total amortization expense was $779,244 and $863,155 included in cost of revenue on the Condensed Consolidated Statements of Operations for six months ended March 31, 2024 and 2023, respectively and $441,012 and $448,233 amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for six months ended March 31, 2024 and 2023, respectively.

(14) GOODWILL

The following table summarizes the activity of Goodwill at March 31, 2024 and September 30, 2023, respectively:

	Six Months Ended March 31, 2024	Year Ended September 30, 2023
Balance - beginning of period	$7,851,466	$8,061,002
Effect of foreign currency translation on goodwill	100,511	(209,536)
Balance - end of period	$7,951,977	$7,851,466

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2024.

(15) OTHER ASSETS

As of March 31, 2024 and September 30, 2023, the balance of other assets was $795,212 and $2,442,154, respectively. Other assets at March 31, 2024 are comprised largely of contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024	September 30, 2023
Monitoring center equipment	$1,494,771	$1,619,278
Less: accumulated amortization	(1,249,937)	(1,088,825)
Monitoring center equipment, net of accumulated amortization	$244,834	$530,453

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and six months ended March 31, 2024 were $127,170 and $261,487, respectively. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and six months ended March 31, 2023 were $147,198 and $280,502, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 19 for details of the borrowings related to the monitoring centers construction and equipment.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three and six months ended March 31, 2024 and 2023, respectively, are shown in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Monitoring equipment operating revenue	$7,536,163	$6,827,744	$14,853,777	$13,805,186

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of March 31, 2024 and September 30, 2023.

	March 31, 2024		September 30, 2023
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$411,896	-	$403,205	$-
Accrued liabilities	-	175,726	-	143,846
Long-term liabilities	-	236,170	-	259,359

The following table summarizes the supplemental cash flow information for the three months ended March 31, 2024 and 2023:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Cash paid for noncancelable operating leases included in operating cash flows	$138,870	$141,525
Right of use assets obtained in exchange for operating lease liabilities	$61,941	$5,382

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2024 are:

Operating Leases
From April 2024 to March 2025	$188,909
From April 2025 to March 2026	102,756
From April 2026 to March 2027	98,470
From April 2027 to March 2028	43,514
From April 2028 to March 2029	3,222
Undiscounted cash flow	436,871
Less: imputed interest	(24,975)
Total	$411,896
Reconciliation to lease liabilities:
Lease liabilities - current	$175,726
Lease liabilities - long-term	236,170
Total lease liabilities	$411,896

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2024 were 2.89 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(17) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Accrued payroll, taxes and employee benefits	$1,449,554	$1,116,036
Deferred revenue	50,000	431
Accrued taxes - foreign and domestic	138,171	260,697
Accrued other expense	93,666	108,476
Accrued legal and other professional costs	57,425	80,210
Accrued costs of revenue	129,520	410,726
Right of use liability	175,726	143,846
Accrued estimated expense related to a contract dispute	507,463	-
Accrued interest	922,560	451,417
Total accrued liabilities	$3,524,085	$2,571,839

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

(19) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2024 and September 30, 2023, consisted of the following:

	March 31, 2024	September 30, 2023

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at March 31, 2024 are $98,639. As of March 31, 2024, $42,864,000 of principal and $909,733 of interest was owed to Conrent. The Company paid Conrent $400,000 in interest for the six months ended March 31, 2024.

	$42,765,361	$42,743,599

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024. This note was paid in full upon maturity.	-	11,435

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $1,116, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024.	18,167	77,670

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $0, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024. This note was paid in full upon maturity.	-	36,773

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	29,118

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $0, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	18,440

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $6,455, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	115,939	192,547

Total debt obligations	42,899,467	43,109,582
Less: current portion	(134,106)	(308,417)
Long-term debt, less current portion	$42,765,361	$42,801,165

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of March 31, 2024, $42,864,000 of principal and $909,733 of interest was owed to Conrent.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada (the “HP Note 1”). To facilitate the HP Note 1, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 1 was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile (the “Santiago Monitoring Center” and “Puerto Montt Monitoring Center”, respectively). The HP Note 1 bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021, and a maturity date of February 6, 2024. This note was paid in full upon maturity.

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

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado (the “Banco Estado Note”). To facilitate the Banco Estado Note, the Company entered into a Note Payable Agreement with Banco Estado as the lender. The Banco Estado Note was used for the construction of the Santiago Monitoring Center and computer equipment for Gendarmeria branch offices. The Banco Estado Note bears interest at a rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal, and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan. This note was paid in full upon maturity.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada (the “HP Note 2”). To facilitate the HP Note 2, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as the lender. The HP Note 2 was used to purchase computer equipment for the Santiago Monitoring Center. The HP Note 2 bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021, and a maturity of March 4, 2024. This note was paid in full upon maturity.

On February 5, 2021, the Company borrowed 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile (the “Banco de Chile Note 1”). To facilitate the Banco de Chile Note, the Company entered into a Note Payable Agreement with Banco de Chile as the lender. The Banco de Chile Note was used to purchase HVAC equipment for the Santiago Monitoring Center. The Banco de Chile Note bears interest at a rate of 2.54% per annum, payable monthly with principal beginning March 2021, and a maturity date of March 4, 2024. This note was paid in full upon maturity.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2024:

Twelve months ended March 31:	Total
2025	$141,677
2026	-
2027	-
2028	42,864,000
Total	43,005,677
Issuance costs	(106,210)
Debt obligations, net of unamortized issuance costs	$42,899,467

(20) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of March 31, 2024, there were no shares of Preferred Stock outstanding.

No dividends were paid during the six months ended March 31, 2024 or 2023, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the six months ended March 31, 2024.

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

As of March 31, 2024, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the six months ended March 31, 2024.

The Company recorded expense of $0 and $51,459 for the three months ended March 31, 2024 and 2023, respectively, and recorded expense of $3,431 and $113,209 for the six months ended March 31, 2024 and 2023, respectively, related to the 2022 Plan. As of March 31, 2024, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three and six months ended March 31, 2024 and 2023, respectively, related to the issuance and vesting of outstanding options and warrants. During the three and six months ended March 31, 2024 and 2023, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan.

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

A summary of stock option (warrant) activity for the six months ended March 31, 2024, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Granted	-	-	-	-
Expired/Cancelled	(4,688)	1.24	-	-
Exercised	-	-	-	-
Outstanding as of March 31, 2024	-	$-	-	$-
Exercisable as of March 31, 2024	-	$-	-	$-

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company disputes Abed’s claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel. The Company is scheduled to present a motion for summary judgment in May 2024.

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA., a wholly-owned subsidiary of the Company (“Track Chile”) initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile related to its contract with the Chilean National Prisoner Service, the Company’s customer in the Republic of Chile (the “Customer”). The judicial action followed the issuance by the Customer on December 19, 2021 of the first of two letters fining Track Chile approximately USD $1.5 million for delays in completing two offender monitoring centers caused principally by the COVID-19 global pandemic. Track Chile also was granted an injunction preventing the Chilean government from drawing down on the performance bond (the “Performance Bond”) posted by Track Chile on July 2, 2020 with an expiration date of July 2, 2024 (the “Expiration Date”).  On January 17, 2024, a Chilean appellate court overturned the injunction. The Company is confident that resolution of these issues can be reached prior to the Expiration Date by way of a settlement in the range of 30-70% of the fines sought, and the Company has recorded an estimated liability of approximately $500,000, which is recorded in accrued liabilities on the Condensed Consolidated Balance Sheet and in operating expense on the Condensed Consolidated Statements of Operations. Notwithstanding the judicial action, Track Chile executed new agreements with the Customer in February 2024.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. On January 10, 2024, the court dismissed the Plaintiff’s second amended complaint with leave to replead by January 30, 2024. Plaintiff filed a third amended complaint on January 30, 2024, however, subsequently filed a motion to voluntarily dismiss the case on January 31, 2024, which was granted on February 5, 2024.

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

Performance Bonds

As of March 31, 2024, the Company has one performance bond in connection with a foreign customer totaling $1,526,940, the Performance Bond, of which $1,068,833 is held in an interest-bearing account on behalf of the bank and is recorded in Other current assets on the Consolidated Balance Sheets. The amount held on the Performance Bond will be released following the July 2, 2024 Expiration Date, all contract extensions have been exhausted, and the consent of the Customer, but in no event before July 2024; provided, however, as disclosed above in Track Group Chile SpA. v. Republic of Chile, the Performance Bond has not been drawn down as of the date of this Report.

The amounts held on two additional performance bonds posted by Track Chile were released in the second quarter of 2023 and the Company received $1,041,797, including interest.

The Company pays interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond expiring in July 2024. The Company recorded interest expense for the three months ended March 31, 2024 and 2023 of $11,011 and $14,067, respectively. The Company recorded interest expense for the six months ended March 31, 2024 and 2023 of $22,971 and $31,569, respectively.

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to have an impact on the financial statements presented herein.

Peter Poli Resignation as Chief Financial Officer and Appointment to Board of Directors

Effective March 31, 2024, Peter Poli, the Chief Financial Officer of the Company, resigned from his position as CFO, pursuant to a Separation Agreement and General Release of Claims (the “Separation Agreement”) entered into by and between the Company and Mr. Poli on March 21, 2024. Pursuant to the Separation Agreement, Mr. Poli was appointed as a member of the Board of Directors, and will serve as a director until his successor is duly elected and qualified, or until the next annual meeting of stockholders.

Appointment of James Berg as Chief Financial Officer

Effective April 1, 2024, James Berg, previously the Controller of the Company, was appointed to serve as the Chief Financial Officer of the Company.

In connection with Mr. Berg’s appointment, on March 21, 2024, the Company entered into an employment agreement (the “Berg Agreement”) with Mr. Berg setting forth the terms and conditions of Mr. Berg’s employment as the Company’s Chief Financial Officer. Pursuant to the Berg Agreement, Mr. Berg will serve as the Chief Financial Officer of the Company for a two-year term commencing on April 1, 2024, renewable thereafter in one-year terms or until terminated by either party in accordance with the terms of the Berg Agreement.

The Berg Agreement provides that Mr. Berg will be entitled to receive an annual base salary of $190,000 (“Base Salary”) payable in equal installments pursuant to the Company’s customary payroll practices. Mr. Berg is also eligible to participate in any Omnibus Equity Incentive Plan instituted by the Company; and an annual bonus based on the achievement of certain financial results as set forth in the Berg Agreement, and individual performance as determined by the Board in its sole discretion. The Berg Agreement also entitles Mr. Berg to receive customary benefits and reimbursement for reasonable out-of-pocket business expenses.

The Company may terminate Mr. Berg’s employment due to death or disability, for cause (as defined in the Berg Agreement) at any time, and without cause at any time upon written notice. Mr. Berg may terminate his employment without good reason (as defined in the Berg Agreement) at any time upon sixty days’ written notice to the Chief Executive Officer of the Company unless such voluntary termination is in connection with an involuntary termination other than for cause, as defined in the Berg Agreement, or in connection with a Disability.

If Mr. Berg’s employment is terminated by either the Company or Mr. Berg for any reason, Mr. Berg shall receive any earned but unpaid Base Salary and expenses required to be reimbursed pursuant to the Berg Agreement and any employee benefits Mr. Berg is entitled to under the Company’s employee benefit plans or programs in which Mr. Berg participates. In addition, if Mr. Berg’s employment is terminated by the Company without cause (as defined in the Berg Agreement) or by Mr. Berg for good reason (as defined in the Berg Agreement), then, subject to compliance with the restrictive covenants set forth in the Berg Agreement and the execution of a release of claims in favor of the Company, the Company will pay the following severance payments and benefits: (i) an amount equal to six months’ Base Salary, payable in 13 equal bi-weekly installments over a 26-week severance period; (ii) an amount equal to any earned, but unpaid, Annual Bonus for services rendered during the year preceding the date of termination; and (iii) a lump sum payment in an amount equal to the cost of COBRA continuation for a period of six months.

Chile Contract Dispute

Subsequent to March 31, 2024, the Company and the Chilean National Prisoner Service have continued negotiations toward a resolution of their dispute, which negotiations remain ongoing. As a result of these negotiations, the Company has elected to record an estimated liability of approximately $500,000 toward a resolution of the dispute, despite a definitive resolution amount, if any, not being determined at this time.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. During the six months ended March 31, 2024, there have been two changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Revenue

For the three months ended March 31, 2024, the Company recognized total revenue from operations of $8,991,220 compared to $8,308,046 for the three months ended March 31, 2023, an increase of $683,174, or approximately 8%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois, Brazil and Canada. This increase was partially offset by revenue decreases for clients in Michigan and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended March 31, 2024 increased to $232,570 from $129,021 in the same period in 2023, an increase of $103,549 or approximately 80%. The increase in product and other revenue was largely due to higher international product sales, principally in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2024; however, long lead times remain with certain parts.

Cost of Revenue

During the three months ended March 31, 2024, cost of revenue totaled $5,024,385 compared to cost of revenue during the three months ended March 31, 2023 of $4,565,241, an increase of $459,144 or 10%. The increase in cost of revenue was largely the result of higher device repair costs of $441,384, higher monitoring center costs of $113,620, and higher hardware purchases of $68,271, partially offset by lower communication costs of $45,376 and lower lost, stolen or damaged costs of $95,949.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2024 and 2023 totaled $793,887 and $843,714, respectively, a decrease of $49,827. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $37,500 for fully amortized device royalties and a decrease in amortization of $22,471 for fully amortized developed technology. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended March 31, 2024, gross profit totaled $3,966,835, resulting in a gross margin of approximately 44%. During the three months ended March 31, 2023, gross profit totaled $3,742,805, resulting in a gross margin of approximately 45%. The increase in absolute gross profit of $224,030 is due to an increase in revenue of $683,174, lower communication costs and lower lost, stolen or damaged costs, partially offset by higher device repair costs, higher monitoring center costs, and higher hardware purchases.

General and Administrative Expense

During the three months ended March 31, 2024, general and administrative expense totaled $3,173,866 compared to $2,869,799 for the three months ended March 31, 2023. The increase of $304,067 or approximately 11% is primarily due to the estimated accrued expense related to the ongoing contract dispute discussed in Note 23 of approximately $500,000, partially offset by lower outside services of $80,736, lower legal and professional fees of $67,557, and lower insurance costs of $58,521.

Selling and Marketing Expense

During the three months ended March 31, 2024, selling and marketing expense totaled $810,441 compared to $768,871 for the three months ended March 31, 2023. The increase of $41,570 or approximately 5% resulted largely from higher travel and entertainment costs of $26,262 and higher trade show costs of $17,051.

Research and Development Expense

During the three months ended March 31, 2024, research and development expense totaled $701,183 compared to $706,772 for the three months ended March 31, 2023. The nominal decrease was largely due to increased payroll and related tax expense, partially offset by a decrease in outside services.

Depreciation and Amortization Expense

During the three months ended March 31, 2024, depreciation and amortization expense totaled $236,524 compared to $247,574 for the three months ended March 31, 2023, a decrease of $11,050 or approximately 4%, largely due to fully amortized intangible assets and fully depreciated equipment and software.

Total Operating Expense

During the three months ended March 31, 2024, total operating expense increased to $4,922,014 compared to $4,593,016 for the three months ended March 31, 2023, an increase of $328,998 or approximately 7%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended March 31, 2024, operating loss was $955,179 compared to $850,211 for the three months ended March 31, 2023. The increase of $104,968 in operating loss was principally due to an increase in operating expense of $328,998, partially offset by an increase in gross profit of $224,030.

Other Income (Expense)

For the three months ended March 31, 2024, other expense totaled $952,244 compared to $329,184 for the three months ended March 31, 2023, an increase of $623,060. The increase in other expense is largely due to negative currency exchange rate movements of $591,725 between the US Dollar vs. the Chilean Peso, compared to the prior period.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $1,903,075 for the three months ended March 31, 2024, compared to $1,485,258 for the three months ended March 31, 2023, an increase of $417,817. This increase is principally due to a currency exchange rate loss.

Six Months Ended March 31, 2024, Compared to Six Months Ended March 31, 2023

Revenue

For the six months ended March 31, 2024, the Company recognized total revenue from operations of $17,958,193 compared to $17,163,737 for the six months ended March 31, 2023, an increase of $794,456, or approximately 5%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois, Brazil and Canada. This increase was partially offset by revenue decreases for clients in Michigan and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the six months ended March 31, 2024 decreased to $525,057 from $694,930 in the same period in 2023, a decrease of $169,873 or approximately 24%. The decrease in product and other revenue was largely due to lower international product sales, principally in Saudi Arabia, partially offset by product sales to a new customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2024; however, long lead times remain with certain parts.

Cost of Revenue

During the six months ended March 31, 2024, cost of revenue totaled $9,787,838 compared to cost of revenue during the six months ended March 31, 2023 of $9,240,254, an increase of $547,584 or 6%. The increase in cost of revenue was largely the result of higher device repair costs of $716,538 and higher monitoring center costs of $119,287, partially offset by lower communication costs of $171,323 and lower lost, stolen or damaged costs of $63,920.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2024 and 2023 totaled $1,583,351 and $1,616,733, respectively, a decrease of $33,382. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $37,500 for fully amortized device royalties and a decrease in amortization of $46,411 for fully amortized developed technology, partially offset by an increase in device depreciation expense of $50,529. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2024, gross profit totaled $8,170,355, resulting in a gross margin of approximately 45%. During the six months ended March 31, 2023, gross profit totaled $7,923,483, resulting in a gross margin of approximately 46%. The increase in absolute gross profit of $246,872 is due to an increase in revenue of $794,456, lower communication costs and lower lost, stolen or damaged costs, partially offset by higher device repair costs and higher monitoring center costs.

General and Administrative Expense

During the six months ended March 31, 2024, general and administrative expense totaled $5,931,753 compared to $5,624,320 for the six months ended March 31, 2023. The increase of $307,433 or approximately 5% in general and administrative cost is primarily due to the estimated accrued expense related to the ongoing contract dispute discussed in Note 23 of approximately $500,000 and an increase in bad debt expense of $115,436, partially offset by lower insurance costs of $121,267, lower outside services of $136,930, and lower stock based compensation of $109,778.

Selling and Marketing Expense

During the six months ended March 31, 2024, selling and marketing expense totaled $1,516,972 compared to $1,498,341 for the six months ended March 31, 2023. The nominal increase resulted largely from higher travel and entertainment, partially offset by lower outside services, and lower insurance costs.

Research and Development Expense

During the six months ended March 31, 2024, research and development expense totaled $1,383,646 compared to $1,296,577 for the six months ended March 31, 2023. The increase of $87,069 or approximately 7% was largely due to increased payroll and related tax expense of $177,246, partially offset by a decrease in outside services of $50,866.

Depreciation and Amortization Expense

During the six months ended March 31, 2024, depreciation and amortization expense totaled $476,284 compared to $495,283 for the six months ended March 31, 2023, a decrease of $18,999 or approximately 4%, largely due to fully amortized intangible assets and fully depreciated equipment and software.

Total Operating Expense

During the six months ended March 31, 2024, total operating expense increased to $9,308,655 compared to $8,914,521 for the six months ended March 31, 2023, an increase of $394,134 or approximately 4%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the six months ended March 31, 2024, operating loss was $1,138,300 compared to $991,038 for the six months ended March 31, 2023. The increase of $147,262 in operating loss was principally due to an increase in operating expense of $394,134, partially offset by an increase in gross profit of $246,872.

Other Income (Expense)

For the six months ended March 31, 2024, other expense totaled $851,221 compared to $265,583 for the six months ended March 31, 2023, an increase of $585,638. The increase in other expense is largely due to a decrease in currency exchange rate gain of $535,930 between the US Dollar vs. the Chilean Peso, compared to the prior period.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $1,902,614 for the six months ended March 31, 2024, compared to $1,448,874 for the six months ended March 31, 2023, an increase of $453,740. This increase is due to a decrease in currency exchange rate gain and an increase in operating loss.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 in five annual installments to Conrent. As of March 31, 2024, $42,864,000 of principal and $909,733 of interest was owed to Conrent.

On January 6, 2021, the Company borrowed 70,443,375 Chilean Pesos (“CLP”) ($101,186USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase PABX (private automatic branch exchange phone equipment) for the construction of the Gendarmeria de Chile monitoring centers in Santiago and Puerto Montt, Chile. The loan bears an interest rate of 6.56% per annum, payable monthly with principal beginning February 2021 and a maturity date of February 6, 2024. This note was paid in full upon maturity.

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

On February 2, 2021, the Company borrowed 247,999,300CLP ($338,954USD), net of 2,000,700CLP fees ($2,734USD), from Banco Estado. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco Estado as lender. The loan was used for the construction of the Gendarmeria de Chile monitoring center in Santiago and computer equipment for Gendarmeria branch offices. The loan bears an interest rate of 3.50% per annum, initially having a 6-month grace period with the first payment including the 6 months of interest plus 1 month of principal on August 2, 2021, then monthly interest with principal and a maturity date of January 2, 2024. The Company also paid 14,124,294CLP ($19,304USD) in broker fees which are amortized over the life of the loan. This note was paid in full upon maturity.

On February 4, 2021, the Company borrowed 149,794,432CLP ($205,330USD) from HP Financial Services Chile Limitada. To facilitate the Loan, the Company entered into a Note Payable Agreement with HP Financial Services Chile Limitada as lender. The loan was used to purchase computer equipment for the Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears interest at a rate of 6.61% per annum, payable monthly with principal beginning March 2021 and a maturity of March 4, 2024. This note was paid in full upon maturity.

On February 5, 2021, the Company borrowed 99,808,328CLP ($136,564USD), net of 210,485CLP fees ($286USD), from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan was used to purchase HVAC equipment for Gendarmeria de Chile monitoring center in Santiago, Chile. The loan bears an interest rate of 2.54% per annum, payable monthly with principal beginning March 2021 and a maturity date of March 4, 2024. This note was paid in full upon maturity.

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

No borrowings or sales of equity securities occurred during the six months ended March 31, 2024 or during the years ended September 30, 2023 or 2022.

Net Cash Flows Provided by Operating Activities.

During the six months ended March 31, 2024, we had cash flows from operating activities of $2,044,821, compared to cash flows from operating activities of $2,133,053 for the six months ended March 31, 2023, representing a $88,232 decrease, or approximately 4%. The decrease in cash from operations was largely the result of increases in our net loss and accounts receivable and decreases in prepaid expense, deposits and other assets, partially offset by an increase in accrued liabilities.

Net Cash Flows Used in Investing Activities.

The Company used $1,910,516 of cash from investing activities during the six months ended March 31, 2024, compared to $3,548,322 of cash used for investing activities during the six months ended March 31, 2023. Cash used for investing activities was primarily related to capitalized software and purchases of monitoring and other equipment to meet customer demand during the six months ended March 31, 2024 and 2023.

Net Cash Flows Used in Financing Activities.

The Company used $250,821 of cash from financing activities during the six months ended March 31, 2024, compared to $276,666 during the six months ended March 31, 2023. Cash used for financing activities was for principal payments on long-term debt and payment of deferred financing fees.

Liquidity, Working Capital and Management’s Plan

As of March 31, 2024, the Company had unrestricted cash of $3,645,651, compared to unrestricted cash of $4,057,195 as of September 30, 2023. As of March 31, 2024, we had working capital of $4,587,024, compared to working capital of $4,813,777 as of September 30, 2023. This decrease in working capital of $226,753 is principally due to an increase in accounts payable and accrued liabilities, partially offset by an increase in other current assets and accounts receivable.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility, which extended the maturity date of the Amended Facility to July 1, 2024, capitalized the accrued and unpaid interest, increasing the outstanding principal amount, and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024 to the Maturity Date; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of March 31, 2024, $42,864,000 of principal and $909,733 of interest was owed to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. Four of the six notes have matured and the remaining two mature between May 2024 to February 2025 and the principal repayments on the remaining two notes have commenced. No additional funds were borrowed during the six months ended March 31, 2024 or during the years ended September 30, 2023 or 2022.

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

Foreign Currency Risks

We had $2,864,698 and $3,085,549 in foreign currency revenue from sources outside of the United States for the six months ended March 31, 2024 and 2023, respectively. Our foreign currency revenue is made up of sales in Chile. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $19,013 and $554,943 in the six months ended March 31, 2024 and 2023, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars. The Company had no active foreign currency exchange contracts as of March 31, 2024.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2024.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company disputes Abed’s claims and will defend the case vigorously. The Company remains confident in its position and no accrual for a potential loss has been made, after consultation with legal counsel. The Company is scheduled to present a motion for summary judgment in May 2024.

Track Group Chile SpA. v. Republic of Chile. On January 24, 2022, Track Group Chile SpA., a wholly-owned subsidiary of the Company (“Track Chile”) initiated a judicial action in the Court of Justice of Chile to settle a contract dispute with the Republic of Chile related to its contract with the Chilean National Prisoner Service, the Company’s customer in the Republic of Chile (the “Customer”). The judicial action followed the issuance by the Customer on December 19, 2021 of the first of two letters fining Track Chile approximately USD $1.5 million for delays in completing two offender monitoring centers caused principally by the COVID-19 global pandemic. Track Chile also was granted an injunction preventing the Chilean government from drawing down on the performance bond (the “Performance Bond”) posted by Track Chile on July 2, 2020 with an expiration date of July 2, 2024 (the “Expiration Date”).  On January 17, 2024, a Chilean appellate court overturned the injunction. The Company is confident that resolution of these issues can be reached prior to the Expiration Date by way of a settlement in the range of 30-70% of the fines sought, and the Company has recorded an estimated liability of approximately $500,000, which is recorded in accrued liabilities on the Condensed Consolidated Balance Sheet and in operating expense on the Condensed Consolidated Statements of Operations. Notwithstanding the judicial action, Track Chile executed new agreements with the Customer in February 2024.

Michael Matthews v. Track Group, Inc., et al. On December 13, 2022, Plaintiff Michael Matthews filed a complaint in the Circuit Court of Cook County, Illinois, amended on July 23, 2023, against the Company and other defendants alleging wrongful arrest and incarceration and a deprivation of his rights following his purportedly erroneous violation of home monitoring program requirements. The Company disputes the allegations of the complaint, has retained counsel, and intends to vigorously defend the case. On January 10, 2024, the court dismissed the Plaintiff’s second amended complaint with leave to replead by January 30, 2024. Plaintiff filed a third amended complaint on January 30, 2024 however, subsequently filed a motion to voluntarily dismiss the case on January 31, 2024, which was granted on February 5, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

10.1	Sales, Licensing, Maintenance, & Services Agreement by and between Marion County Community Corrections and Track Group, Inc. (Exhibit 10.1 to the Current Report on Form 8-K, filed March 15, 2024)
10.2	Separation Agreement by and between Peter Poli and Track Group Inc. (Exhibit 10.1 to Current Report on Form 8-K, filed on March 22, 2024).
10.3	Employment Agreement by and between James Berg and Track Group Inc. (Exhibit 10.2 to Current Report on Form 8-K, filed on March 22, 2024).
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: May 13, 2024	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)