Form 10-Q
period 2024-06-30
Track Group, Inc.
filed 2024-08-09
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2024, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

INDEX

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	September 30,
	2024	2023
Assets
Current assets:
Cash	$1,924,394	$4,057,195
Accounts receivable, net of allowance for credit losses of $494,409 and $178,095, respectively	4,682,297	4,536,916
Prepaid expense and deposits	822,764	610,440
Inventory, net of reserves of $0 and $3,772, respectively	599,899	1,286,194
Other current assets	1,393,008	-
Total current assets	9,422,362	10,490,745
Property and equipment, net of accumulated depreciation of $1,759,697 and $1,920,850, respectively	65,033	115,808
Monitoring equipment, net of accumulated depreciation of $7,541,385 and $6,348,695, respectively	5,030,046	5,187,092
Intangible assets, net of accumulated amortization of $19,137,820 and $17,430,846, respectively	14,181,072	14,157,294
Goodwill	7,876,014	7,851,466
Other assets, net	832,087	2,442,154
Total assets	$37,406,614	$40,244,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,287,784	$2,796,712
Accrued liabilities	2,301,967	2,571,839
Current portion of long-term debt	87,457	308,417
Total current liabilities	5,677,208	5,676,968
Long-term debt, net of current portion	42,781,510	42,801,165
Long-term liabilities	208,446	259,359
Total liabilities	48,667,164	48,737,492

Commitments and contingencies (Note 22)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,597,115
Accumulated deficit	(312,383,090)	(309,610,397)
Accumulated other comprehensive loss	(1,479,192)	(1,480,837)
Total equity (deficit)	(11,260,550)	(8,492,933)
Total liabilities and stockholders’ equity (deficit)	$37,406,614	$40,244,559

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue:
Monitoring and other related services	$9,064,447	$8,539,023	$26,497,582	$25,007,830
Product sales and other	120,583	158,555	645,640	853,485
Total revenue	9,185,030	8,697,578	27,143,222	25,861,315

Cost of revenue:
Monitoring, products and other related services	4,182,692	4,211,807	12,387,179	11,835,327
Depreciation and amortization included in cost of revenue	732,749	821,915	2,316,100	2,438,649
Total cost of revenue	4,915,441	5,033,722	14,703,279	14,273,976

Gross profit	4,269,589	3,663,856	12,439,943	11,587,339

Operating expense:
General & administrative	3,091,210	2,228,545	9,022,963	7,852,864
Selling & marketing	761,890	717,246	2,278,861	2,215,588
Research & development	700,168	750,124	2,083,813	2,046,701
Depreciation & amortization	234,813	247,083	711,097	742,366
Total operating expense	4,788,081	3,942,998	14,096,734	12,857,519

Operating income (loss)	(518,492)	(279,142)	(1,656,791)	(1,270,180)

Other income (expense):
Interest expense, net	(439,515)	(430,824)	(1,306,307)	(1,251,349)
Currency exchange rate gain (loss)	(179,041)	418,011	(160,028)	972,953
Other income (expense), net	-	-	(3,443)	-
Total other income (expense)	(618,556)	(12,813)	(1,469,778)	(278,396)
Income (loss) before income tax	(1,137,048)	(291,955)	(3,126,569)	(1,548,576)
Income tax expense (benefit)	(266,969)	405,229	(353,876)	597,482
Net income (loss) attributable to common shareholders	(870,079)	(697,184)	(2,772,693)	(2,146,058)
Foreign currency translation adjustments	145,101	(402,454)	1,645	(156,622)
Comprehensive income (loss)	$(724,978)	$(1,099,638)	$(2,771,048)	$(2,302,680)

Net income (loss) per share – basic:
Net income (loss) per share	$(0.07)	$(0.06)	$(0.23)	$(0.18)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.07)	$(0.06)	$(0.23)	$(0.18)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)
Foreign currency translation adjustments	-	-	-	-	(36,754)	(36,754)
Net loss	-	-	-	(1,903,075)	-	(1,903,075)
Balance March 31, 2024	11,863,758	$1,186	$302,600,546	$(311,513,011)	$(1,624,293)	$(10,535,572)
Foreign currency translation adjustments	-	-	-	-	145,101	145,101
Net loss	-	-	-	(870,079)	-	(870,079)
Balance June 30, 2024	11,863,758	1,186	302,600,546	(312,383,090)	(1,479,192)	(11,260,550)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation	-	-	61,750	-	-	61,750
Foreign currency translation adjustments	-	-	-	-	152,246	152,246
Net income	-	-	-	36,384	-	36,384
Balance December 31, 2022	11,863,758	$1,186	$302,499,343	$(306,182,505)	$(1,122,371)	$(4,804,347)
Stock-based compensation	-	-	51,459	-	-	51,459
Foreign currency translation adjustments	-	-	-	-	93,585	93,585
Net loss	-	-	-	(1,485,258)	-	(1,485,258)
Balance March 31, 2023	11,863,758	$1,186	$302,550,802	$(307,667,763)	$(1,028,786)	$(6,144,561)
Stock-based compensation	-	-	25,729	-	-	25,729
Foreign currency translation adjustments	-	-	-	-	(402,454)	(402,454)
Net loss	-	-	-	(697,184)	-	(697,184)
Balance June 30, 2023	11,863,758	$1,186	$302,576,531	$(308,364,947)	$(1,431,240)	$(7,218,470)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows provided by operating activities:
Net loss	$(2,772,693)	$(2,146,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,027,197	3,181,015
Bad debt expense	242,500	129,714
Sales allowance	56,935	-
Stock based compensation	3,431	138,938
Loss on monitoring equipment included in cost of revenue	221,180	381,193
Amortization of debt issuance costs	88,256	120,276
Amortization of monitoring center assets included in cost of revenue	390,197	430,678
Foreign currency exchange (gain)/loss	160,028	(972,953)
Loss on disposal of assets	3,443	-
Change in assets and liabilities:
Accounts receivable, net	(444,816)	1,893,334
Inventories	686,079	(223,143)
Prepaid expense, deposits and other assets	(385,462)	1,023,930
Accounts payable	491,072	(133,958)
Accrued liabilities	(222,149)	(872,471)
Net cash provided by operating activities	1,545,198	2,950,495

Cash flow used in investing activities:
Purchase of property and equipment	(3,280)	(27,845)
Capitalized software	(1,801,775)	(742,276)
Purchase of monitoring equipment and parts	(1,354,880)	(3,501,359)
Net cash used in investing activities	(3,159,935)	(4,271,480)

Cash flow used in financing activities:
Principal payments on long-term debt	(273,529)	(393,840)
Payment of deferred financing fees	(38,339)	(44,151)
Net cash used in financing activities	(311,868)	(437,991)

Effect of exchange rate changes on cash	(206,196)	262,390

Net decrease in cash	(2,132,801)	(1,496,586)
Cash, beginning of period	4,057,195	5,311,104
Cash, end of period	$1,924,394	$3,814,518

Cash paid for interest	$1,804,719	$1,839,569
Cash paid for taxes	$32,204	$621,730

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2024 and results of its operations for the three and nine months ended June 30, 2024. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. The results of operations for the nine months ending June 30, 2024, may not be indicative of the results for the fiscal year ending September 30, 2024.

As of June 30, 2024 and September 30, 2023, the Company had an accumulated deficit of $312,383,090 and $309,610,397, respectively. The Company had net loss of $2,772,693 and $2,146,058 for the nine months ended June 30, 2024 and 2023, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company also has one note payable maturing February 17, 2025, related to the construction of two monitoring centers for a contract, with an outstanding balance due of $87,457, net of deferred financing fees at June 30, 2024 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the recent change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

No other new accounting pronouncements issued or effective as of June 30, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2024.

(6) NET INCOME PER COMMON SHARE

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). As of June 30, 2024 and 2023, there were 0 and 103,911 of outstanding common share equivalents that were not included in the computation of Diluted EPS for the nine months ended June 30, 2024 and 2023, respectively, as their effect would be anti-dilutive.

At June 30, 2024 and 2023, all stock options and warrants had exercise prices that were above the market price of $0.25 and $0.28, respectively, and have been excluded from the diluted earnings per share calculations.

The common stock equivalents outstanding as of June 30, 2024 and 2023 consisted of the following:

	June 30,	June 30,
	2024	2023
Issuable common stock options and warrants	-	4,688
Total common stock equivalents	-	4,688

(7) REVENUE RECOGNITION

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

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements during the nine months ended June 30, 2024 and 2023.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,325,032	69%	$6,134,587	71%
Latin America	2,632,400	29%	2,437,040	28%
Other	227,598	2%	125,951	1%
Total	$9,185,030	100%	$8,697,578	100%

	Nine Months Ended June 30, 2024		Nine Months Ended June 30, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$19,305,901	71%	$18,166,817	70%
Latin America	7,299,661	27%	7,023,604	27%
Other	537,660	2%	670,894	3%
Total	$27,143,222	100%	$25,861,315	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 99% and 98% for the three months ended June 30, 2024 and 2023, respectively, and approximately 98% and 97% for the nine months ended June 30, 2024 and 2023, respectively).

Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balance of accounts receivable at June 30, 2024 of $4,682,297 includes an unbilled balance of $463,441, the balance of accounts receivable at September 30, 2023 of $4,536,916 included an unbilled balance of $490,848, and the balance of accounts receivable at September 30, 2022 of $6,236,555 included an unbilled balance of $777,514. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expense on our Condensed Consolidated Statements of Operations. As of June 30, 2024, September 30, 2023, and September 30, 2022 the Company had an allowance for credit losses of $414,409 and $155,030, and $102,570 respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for 9 months ended June 30, 2024:

Nine Months Ended June 30, 2024
Balance - beginning of period	$178,095
Increase to provision for credit losses	298,026
Write offs charged against allowance	(24,905)
Recoveries of credit losses previously written off	43,193
Balance - end of period	$494,409

For the three and nine months ended June 30, 2024, the Company wrote-off accounts receivables of $73 and $24,905, respectively. For the three and nine months ended June 30, 2023, the Company wrote-off accounts receivables of $119,956 and $120,008, respectively. As of June 30, 2024, September 30, 2023, and September 30, 2022 the reserve for credit memos was $80,000, $23,065, and $0 respectively. The balances of the deferred revenue at June 30, 2024, September 30, 2023, and September 30, 2022 were $149,190, $431, and $3,299 respectively, and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $0 and $150,431, respectively, of deferred revenue in the three and nine months ended June 30, 2024, and $3,927 and $7,656, respectively, of deferred revenue in the three and nine months ended June 30, 2023.

(8) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2024 and September 30, 2023, the outstanding balance of prepaid expense and deposits was $822,764 and $610,440, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item's selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory primarily consists of completed circuit boards and other parts used to manufacture new devices. Completed and shipped ReliAlert™ devices are reflected in Monitoring Equipment. As of June 30, 2024 and September 30, 2023, inventory consisted of the following:

	June 30, 2024	September 30, 2023
Monitoring equipment component boards inventory	$599,899	$1,289,966
Reserve for damaged or obsolete inventory	-	(3,772)
Total inventory, net of reserves	$599,899	$1,286,194

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

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Equipment, software and tooling	$1,424,349	$1,427,522
Automobiles	4,253	4,460
Leasehold improvements	261,632	382,122
Furniture and fixtures	134,496	222,554
Total property and equipment before accumulated depreciation	1,824,730	2,036,658
Accumulated depreciation	(1,759,697)	(1,920,850)
Property and equipment, net of accumulated depreciation	$65,033	$115,808

Property and equipment depreciation expense for the three months ended June 30, 2024 and 2023 was $14,572 and $24,012, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2024 and 2023 was $49,844 and $71,062, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of June 30, 2024 and September 30, 2023 is as follows:

	June 30, 2024	September 30, 2023
Monitoring equipment	$12,571,431	$11,535,787
Less: accumulated depreciation	(7,541,385)	(6,348,695)
Monitoring equipment, net of accumulated depreciation	$5,030,046	$5,187,092

Depreciation of monitoring equipment for the three months ended June 30, 2024 and 2023 was $439,805 and $387,668, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2024 and 2023 was $1,243,912 and $1,141,246, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2024 and 2023, the Company recorded charges of $74,093 and $171,499, respectively, for devices that were lost, stolen or damaged. During the nine months ended June 30, 2024 and 2023, the Company recorded charges of $221,180 and $381,193, respectively, for devices that were lost, stolen or damaged. Lost, stolen or damaged items are included in cost of revenue - Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at June 30, 2024 and September 30, 2023:

	June 30, 2024			September 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(15,206,655)	$5,913,910	$21,120,565	$(14,358,431)	$6,762,134
Developed technology	12,059,087	(3,791,925)	8,267,162	10,328,125	(2,933,499)	7,394,626
Trade name	139,240	(139,240)	-	139,450	(138,916)	534
Total intangible assets	$33,318,892	$(19,137,820)	$14,181,072	$31,588,140	$(17,430,846)	$14,157,294

The intangible assets summarized above were purchased or developed on various dates from July 2011 through June 30, 2024.

Total amortization expense for the three months ended June 30, 2024 and 2023 was $513,185 and $657,318, respectively. Included in the total amortization expense was $292,944 and $434,247 included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended June 30, 2024 and 2023, respectively, and $220,241 and $223,071 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended June 30, 2024 and 2023, respectively.

Total amortization expense for the nine months ended June 30, 2024 and 2023 was $1,733,441 and $1,968,707, respectively. Included in the total amortization expense was $1,072,188 and $1,297,403 included in cost of revenue on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2024 and 2023, respectively, and $661,253and $671,304 amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2024 and 2023, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of June 30, 2024:

Twelve months ended June 30:	Amortization
2025	2,555,414
2026	2,722,872
2027	2,768,812
2028	2,768,812
2029	1,596,736
Thereafter	1,768,426
Total	$14,181,072

(13) GOODWILL

The following table summarizes the activity of Goodwill at June 30, 2024 and September 30, 2023, respectively:

	Nine Months Ended June 30, 2024	Year Ended September 30, 2023
Balance - beginning of period	$7,851,466	$8,061,002
Effect of foreign currency translation on goodwill	24,548	(209,536)
Balance - end of period	$7,876,014	$7,851,466

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2024.

(14) OTHER ASSETS

As of June 30, 2024 and September 30, 2023, the balance of other assets was $832,087 and $2,442,154, respectively. Other assets at June 30, 2024 are comprised largely of contractually required monitoring center and other equipment, right of use assets, lease deposits and other long-term assets.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024	September 30, 2023
Monitoring center equipment	$1,494,771	$1,619,278
Less: accumulated amortization	(1,372,353)	(1,088,825)
Monitoring center equipment, net of accumulated amortization	$122,418	$530,453

The Santiago and Puerto Montt monitoring centers amortization is recorded in monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and nine months ended June 30, 2024 were $128,710 and $390,197, respectively. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the three and nine months ended June 30, 2023 were $150,177 and $430,678, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 18 for details of the borrowings related to the monitoring centers construction and equipment.

(15) LEASES

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three and nine months ended June 30, 2024 and 2023, respectively, are shown in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,,
	2024	2023	2024	2023
Monitoring equipment operating revenue	$8,132,486	$7,123,377	$22,986,263	$20,928,564

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of June 30, 2024 and September 30, 2023.

	June 30, 2024		September 30, 2023
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$364,249		$403,205	$-
Accrued liabilities		155,803	-	143,846
Long-term liabilities		208,446	-	259,359

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Cash paid for noncancelable operating leases included in operating cash flows	$208,712	$213,917
Right of use assets obtained in exchange for operating lease liabilities	$61,941	$5,150

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2024 are:

Operating Leases
From July 2024 to June 2025	$167,223
From July 2025 to June 2026	97,130
From July 2026 to June 2027	98,917
From July 2027 to June 2028	19,730
From July 2028 to June 2029	2,203
Undiscounted cash flow	385,203
Less: imputed interest	(20,954)
Total	$364,249
Reconciliation to lease liabilities:
Lease liabilities - current	$155,803
Lease liabilities - long-term	208,446
Total lease liabilities	$364,249

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2024 were 2.76 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Accrued payroll, taxes and employee benefits	$1,598,531	$1,116,036
Deferred revenue	149,190	431
Accrued taxes - foreign and domestic	69,423	260,697
Accrued other expense	92,712	108,476
Accrued legal and other professional costs	64,074	80,210
Accrued costs of revenue	169,903	410,726
Right of use liability	155,803	143,846
Accrued interest	2,331	451,417
Total accrued liabilities	$2,301,967	$2,571,839

(17) RELATED PARTIES

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

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2024 and September 30, 2023, consisted of the following:

	June 30, 2024	September 30, 2023

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at June 30, 2024 are $82,490. As of June 30, 2024, $42,864,000 of principal and $0 of interest was owed to Conrent. The Company paid Conrent $1,743,136 in interest for the nine months ended June 30, 2024.

	$42,781,510	$42,743,599

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024. This note was paid in full upon maturity.	-	11,435

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $0, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024. This note was paid in full upon maturity.	-	77,670

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $0, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024. This note was paid in full upon maturity.	-	36,773

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	29,118

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $0, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	18,440

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $4,849, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025.	87,457	192,547

Total debt obligations	42,868,967	43,109,582
Less: current portion	(87,457)	(308,417)
Long-term debt, less current portion	$42,781,510	$42,801,165

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of June 30, 2024, $42,864,000 of principal and $0 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2024:

Twelve months ended June 30:	Total
2025	$92,306
2026	-
2027	42,864,000
Total	42,956,306
Issuance costs	(87,339)
Debt obligations, net of unamortized issuance costs	$42,868,967

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of June 30, 2024, there were no shares of Preferred Stock outstanding.

No dividends were paid during the nine months ended June 30, 2024 or 2023, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the nine months ended June 30, 2024.

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

As of June 30, 2024, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the nine months ended June 30, 2024.

The Company recorded expense of $0 and $25,730 for the three months ended June 30, 2024 and 2023, respectively, and $3,431 and $138,938 for the nine months ended June 30, 2024 and 2023, respectively, related to the 2022 Plan. As of June 30, 2024, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recorded no expense for the three and nine months ended June 30, 2024 and 2023, respectively, related to the issuance and vesting of outstanding options and warrants. During the three and nine months ended June 30, 2024 and 2023, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan.

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

A summary of stock option (warrant) activity for the nine months ended June 30, 2024, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Granted	-	-	-	-
Expired/Cancelled	(4,688)	1.24	-	-
Exercised	-	-	-	-
Outstanding as of June 30, 2024	-	$-	-	$-
Exercisable as of June 30, 2024	-	$-	-	$-

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company disputes Abed’s claims and will defend the case vigorously. The Company filed a motion for summary judgment which was granted on May 17, 2024 and a judgment order in favor of the Company was formally entered June 4, 2024, thereby resolving the case.

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

On June 27, 2024 (the “Effective Date”), Track Chile entered into a settlement agreement (the “Agreement”) with the Customer (together, the “Parties”), whereby the Parties dismissed further legal and equitable issues between or among the Parties, including all asserted and existing claims asserted against Track Chile and the Company, and any related claims, and any potential claims related to the Parties’ disputes arising on or before the date hereof.

In connection with the Agreement, Track Chile paid 950,600,000 CLP ($1,003,543 USD) (“Settlement Payment”) to Customer in full satisfaction of the Dispute, and in consideration, Customer returned to Track Chile its performance bond (See Note 23) in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date).

The Company has recorded the Settlement Payment in operating expense on the Condensed Consolidated Statements of Operations.

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

Performance Bonds

As of June 30, 2024, the Company had one Performance Bond posted with the Customer totaling approximately $1,582,683 based on the exchange rate as of June 27, 2024, of which $1,104,078 was held in an interest-bearing account on behalf of the bank and was previously recorded in other current assets on the Company’s Consolidated Balance Sheets. As disclosed above in Track Group Chile SpA. v. Republic of Chile, the Performance Bond was subject to litigation due to a dispute with the Republic of Chile related to Track Chile’s contract with the Customer; however, the Company, Track Chile and the Republic of Chile entered into the Agreement, thereby settling all litigation. In connection with the settlement, Track Chile agreed to pay the Settlement Payment in full satisfaction of all disputes, and in consideration, the Republic of Chile committed to return to Track Chile its Performance Bond in full. The performance bond was returned to the Company on July 12, 2024 in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date).

The Company has recorded the Settlement Payment in operating expense on the Condensed Consolidated Statements of Operations.

The Company paid interest on the full amount of the performance bond to the financial institution providing the guarantee at 2.8% interest per annum for the performance bond expiring in July 2024. The Company recorded interest expense for the three and nine months ended June 30, 2024 of $11,329 and $34,300, respectively. The Company recorded interest expense for the three and nine months ended June 30, 2023 of $13,227 and $43,366, respectively.

(23) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to have an impact on the financial statements presented herein.

Chile Performance Bond

As of June 30, 2024, the Company had one performance bond posted with the Republic of Chile, which was recorded in other current assets on the Company’s Consolidated Balance Sheet. The performance bond was returned to the Company on July 12, 2024 in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date).

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 20, 2023. During the nine months ended June 30, 2024, there have been two changes to the Company’s critical accounting policies.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. By their nature, these judgments are subject to an inherent degree of uncertainty. We assess the reasonableness of our estimates, including those related to credit losses, inventories, right of use assets, estimated useful lives, intangible assets, warranty obligations, product liability, revenue, legal matters and income taxes. We base our estimates on historical experience as well as available current information on a regular basis. Management uses this information to form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Government Regulation

Our operations are subject to various federal, state, local and international laws and regulations.

Currently, we are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations.

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Revenue

For the three months ended June 30, 2024, the Company recognized total revenue from operations of $9,185,030 compared to $8,697,578 for the three months ended June 30, 2023, an increase of $487,452, or approximately 6%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois, Brazil and Puerto Rico. This increase was partially offset by revenue decreases for clients in Indiana, Virginia and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended June 30, 2024 decreased to $120,583 from $158,555 in the same period in 2023, a decrease of $37,972 or approximately 24%. The decrease in product and other revenue was largely due to lower analytics reports subscription revenue, principally in Indiana. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2024; however, long lead times remain with certain parts.

Cost of Revenue

During the three months ended June 30, 2024, cost of revenue totaled $4,915,441 compared to cost of revenue during the three months ended June 30, 2023 of $5,033,722, a decrease of $118,281 or 2%. The decrease in cost of revenue was largely the result of lower monitoring center costs of $73,493, lower lost, stolen or damaged costs of $97,406, and lower depreciation and amortization of $89,166, partially offset by higher server costs of $141,046.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2024 and 2023 totaled $732,749 and $821,915, respectively, a decrease of $89,166. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $112,500 for fully amortized device royalties. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended June 30, 2024, gross profit totaled $4,269,589, resulting in a gross margin of approximately 46%. During the three months ended June 30, 2023, gross profit totaled $3,663,856, resulting in a gross margin of approximately 42%. The increase in absolute gross profit of $605,733 is due to an increase in revenue of $487,452, lower monitoring center costs, lower lost, stolen or damaged costs, and lower depreciation and amortization partially offset by higher server costs.

General and Administrative Expense

During the three months ended June 30, 2024, general and administrative expense totaled $3,091,210 compared to $2,228,545 for the three months ended June 30, 2023. The increase of $862,665 or approximately 39% is primarily due to a settlement related to a contract dispute discussed in Note 22 of $496,080, higher payroll, benefits, and payroll taxes of $404,738, partially offset by lower outside services of $107,799.

Selling and Marketing Expense

During the three months ended June 30, 2024, selling and marketing expense totaled $761,890 compared to $717,246 for the three months ended June 30, 2023. The increase of $44,644 or approximately 6% resulted largely from higher payroll, benefits, and payroll taxes of $94,463, partially offset by lower outside services of $53,542.

Research and Development Expense

During the three months ended June 30, 2024, research and development expense totaled $700,168 compared to $750,124 for the three months ended June 30, 2023. The decrease of $49,956 was largely due to lower outside services of $21,647, lower dues and subscriptions of $16,759, and lower training and recruiting costs of $16,078.

Depreciation and Amortization Expense

During the three months ended June 30, 2024, depreciation and amortization expense totaled $234,813 compared to $247,083 for the three months ended June 30, 2023, a decrease of $12,270 or approximately 5%, largely due to fully amortized intangible assets and fully depreciated equipment and software.

Total Operating Expense

During the three months ended June 30, 2024, total operating expense increased to $4,788,081 compared to $3,942,998 for the three months ended June 30, 2023, an increase of $845,083 or approximately 21%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended June 30, 2024, operating loss was $518,492 compared to operating loss of $279,142 for the three months ended June 30, 2023. The increase of $239,350 in operating loss was principally due to an increase in operating expense of $845,083, partially offset by an increase in gross profit of $605,733.

Other Income (Expense)

For the three months ended June 30, 2024, other expense totaled $618,556 compared to other expense of $12,813 for the three months ended June 30, 2023, an increase of $605,743. The increase in other expense is largely due to negative currency exchange rate movements of $597,052 between the US Dollar vs. the Chilean Peso, compared to the prior period.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $870,079 for the three months ended June 30, 2024, compared to net loss attributable to common stockholders of $697,184 for the three months ended June 30, 2023, an increase of $172,895. This increase is principally due to a currency exchange rate loss, partially offset by an income tax benefit.

Nine months Ended June 30, 2024, Compared to Nine months Ended June 30, 2023

Revenue

For the nine months ended June 30, 2024, the Company recognized total revenue from operations of $27,143,222 compared to $25,861,315 for the nine months ended June 30, 2023, an increase of $1,281,907, or approximately 5%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois, Brazil and Canada. This increase was partially offset by revenue decreases for clients in Michigan, Virginia and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the nine months ended June 30, 2024 decreased to $645,640 from $853,485 in the same period in 2023, a decrease of $207,845 or approximately 24%. The decrease in product and other revenue was largely due to lower analytics reports subscription revenue, principally in Indiana and lower international product sales, principally in Saudi Arabia, partially offset by product sales to a new customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has continued to improve in Fiscal 2024; however, long lead times remain with certain parts.

Cost of Revenue

During the nine months ended June 30, 2024, cost of revenue totaled $14,703,279 compared to cost of revenue during the nine months ended June 30, 2023 of $14,273,976, an increase of $429,303 or 3%. The increase in cost of revenue was largely the result of higher device repair costs of $713,677 and higher server costs of $216,813, partially offset by lower communication costs of $149,442 and lower lost, stolen or damaged costs of $161,326.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2024 and 2023 totaled $2,316,100 and $2,438,649, respectively, a decrease of $122,549. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $150,000 for fully amortized device royalties. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the nine months ended June 30, 2024, gross profit totaled $12,439,943, resulting in a gross margin of approximately 46%. During the nine months ended June 30, 2023, gross profit totaled $11,587,339, resulting in a gross margin of approximately 45%. The increase in absolute gross profit of $852,604 is due to an increase in revenue of $1,281,907, lower communication costs and lower lost, stolen or damaged costs, partially offset by higher device repair costs and higher server costs.

General and Administrative Expense

During the nine months ended June 30, 2024, general and administrative expense totaled $9,022,963 compared to $7,852,864 for the nine months ended June 30, 2023. The increase of $1,170,099 or approximately 15% in general and administrative cost is primarily due to a settlement related to a contract dispute discussed in Note 22 of $1,003,543 and an increase in payroll, benefits, and payroll taxes of $472,549, partially offset by lower outside services of $249,549.

Selling and Marketing Expense

During the nine months ended June 30, 2024, selling and marketing expense totaled $2,278,861 compared to $2,215,588 for the nine months ended June 30, 2023. The increase of $63,273 or approximately 3% resulted largely from higher travel and entertainment of $94,739 and higher payroll, benefits, and payroll taxes of $72,812, partially offset by lower outside services of $85,118, and lower insurance costs of $36,367.

Research and Development Expense

During the nine months ended June 30, 2024, research and development expense totaled $2,083,813 compared to $2,046,701 for the nine months ended June 30, 2023. The increase of $37,112 or approximately 2% was largely due to increased payroll and related tax expense of $182,443, partially offset by a decrease in outside services of $73,458 and a decrease in dues and subscriptions of $54,621.

Depreciation and Amortization Expense

During the nine months ended June 30, 2024, depreciation and amortization expense totaled $711,097 compared to $742,366 for the nine months ended June 30, 2023, a decrease of $31,269 or approximately 4%, largely due to fully amortized intangible assets and fully depreciated equipment and software.

Total Operating Expense

During the nine months ended June 30, 2024, total operating expense increased to $14,096,734 compared to $12,857,519 for the nine months ended June 30, 2023, an increase of $1,239,215 or approximately 10%. The increase is principally due to the factors disclosed above.

Operating Income (Loss)

During the nine months ended June 30, 2024, operating loss was $1,656,791 compared to operating loss of $1,270,180 for the nine months ended June 30, 2023. The increase of $386,611 in operating loss was principally due to an increase in operating expense of $1,239,215, partially offset by an increase in gross profit of $852,604.

Other Income (Expense)

For the nine months ended June 30, 2024, other expense totaled $1,469,778 compared to other expense of $278,396 for the nine months ended June 30, 2023, an increase of $1,191,382. The increase in other expense is largely due to negative currency exchange rate movements of $1,132,981 between the US Dollar vs. the Chilean Peso, compared to the prior period.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $2,772,693 for the nine months ended June 30, 2024, compared to net loss attributable to common stockholders of $2,146,058 for the nine months ended June 30, 2023, an increase of $626,635. This increase is due to an increase in other expense and an increase in operating loss, partially offset by an income tax benefit.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 in five annual installments to Conrent. As of June 30, 2024, $42,864,000 of principal and $0 of interest was owed to Conrent.

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

No borrowings or sales of equity securities occurred during the nine months ended June 30, 2024 or during the years ended September 30, 2023 or 2022.

Net Cash Flows Provided by Operating Activities.

During the nine months ended June 30, 2024, we had cash flows from operating activities of $1,545,198, compared to cash flows from operating activities of $2,950,495 for the nine months ended June 30, 2023, representing a $1,405,297 decrease, or approximately 48%. The decrease in cash from operations was largely the result of increases in our net loss and accounts receivable and decreases in accrued liabilities, partially offset by an increase in accounts payable and a decrease in inventory.

Net Cash Flows Used in Investing Activities.

The Company used $3,159,935 of cash from investing activities during the nine months ended June 30, 2024, compared to $4,217,480 of cash used for investing activities during the nine months ended June 30, 2023. Cash used for investing activities was primarily related to capitalized software and purchases of monitoring and other equipment to meet customer demand during the nine months ended June 30, 2024 and 2023.

Net Cash Flows Used in Financing Activities.

The Company used $311,868 of cash from financing activities during the nine months ended June 30, 2024, compared to $437,991 during the nine months ended June 30, 2023. Cash used for financing activities was for principal payments on long-term debt and payment of deferred financing fees.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2024, the Company had unrestricted cash of $1,924,394, compared to unrestricted cash of $4,057,195 as of September 30, 2023. As of June 30, 2024, we had working capital of $3,745,154, compared to working capital of $4,813,777 as of September 30, 2023. This decrease in working capital of $1,068,623 is principally due to a decrease in cash and inventory and an increase in accounts payable, partially offset by an increase in other current assets.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility, which extended the maturity date of the Amended Facility to July 1, 2024, capitalized the accrued and unpaid interest, increasing the outstanding principal amount, and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024 to the Maturity Date; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of June 30, 2024, $42,864,000 of principal and $0 of interest was owed to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. Five of the six notes have matured and the remaining one matures in February 2025 and the principal repayments on the remaining note has commenced. No additional funds were borrowed during the nine months ended June 30, 2024 or during the years ended September 30, 2023 or 2022.

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

Foreign Currency Risks

We had $4,282,685 and $4,767,831 in foreign currency revenue from sources outside of the United States for the nine months ended June 30, 2024 and 2023, respectively. Our foreign currency revenue is made up of sales in Chile. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain (loss) of ($160,028) and $972,953 in the nine months ended June 30, 2024 and 2023, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We periodically enter into small, simple forward foreign currency exchange contracts or derivative financial instruments to mitigate the risk of repatriating funds converted from foreign currency into U.S. dollars. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies which make use of these or other instruments to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars. The Company had no active foreign currency exchange contracts as of June 30, 2024.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2024.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jeffrey Mohamed Abed v. Track Group, Inc., et al. On June 7, 2021, Jeffrey Mohamed Abed filed a complaint seeking unspecified damages in the Superior Court of the State of California, alleging strict products liability, negligence and breach of implied warranty premised upon injuries sustained by Abed who was involved in an automobile accident while wearing a GPS tracking device of the Company. The Company disputes Abed’s claims and will defend the case vigorously. The Company filed a motion for summary judgment which was granted on May 17, 2024 and a judgment order in favor of the Company was formally entered June 4, 2024, thereby resolving the case.

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

On June 27, 2024 (the “Effective Date”), Track Chile entered into a settlement agreement (the “Agreement”) with the Customer (together, the “Parties”), whereby the Parties dismissed further legal and equitable issues between or among the Parties, including all asserted and existing claims asserted against Track Chile and the Company, and any related claims, and any potential claims related to the Parties’ disputes arising on or before the date hereof.

In connection with the Agreement, Track Chile agreed to pay 950,600,000 CLP ($1,003,543 USD) (“Settlement Payment”) to Customer in full satisfaction of the Dispute, and in consideration, Customer returned to Track Chile its performance bond (See Note 23) in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date).

The Company has recorded the Settlement Payment in operating expense on the Condensed Consolidated Statements of Operations.

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

Track Group, Inc.

Date: August 9, 2024	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)