Form 10-K
period 2024-09-30
Track Group, Inc.
filed 2024-12-23
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

(Address of principal executive offices) (Zip Code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2024 was approximately $1.4 million. As of December 2, 2024, there were 11,863,758 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

None.

Track Group, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2024

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

Recent Developments

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured Track Group Chile as held for sale at its fair value, which equals the sales price of $1.0 million and accordingly recorded an impairment of $757,130. See Note 14.

Products and Services

Devices

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

Research and Development Program

During the fiscal year ended September 30, 2024 (“Fiscal 2024”), we incurred research and development expenses of $2,749,218, as compared to $2,735,060 recognized during the fiscal year ended September 30, 2023 (“Fiscal 2023”). The $14,158 increase in research and development was largely due to higher wages and payroll taxes. The Company has now significantly enhanced its technology platform to improve the efficiency of its software, firmware, user interface, and automation and invested considerable time in developing a new device expected to be completed in Fiscal 2025. As a result of these improvements, $2,023,228 and $1,020,604 was capitalized as developed technology, in accordance with the accounting guidance for internal-use software, during Fiscal 2024 and Fiscal 2023, respectively.

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

National Footprint with International Presence. We operate in approximately 40 states (including Washington DC and Puerto Rico) as well as select international locations, including Chile, Saudi Arabia, Brazil and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

Sources and Availability of Raw Materials

We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of our product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we may experience spot shortages. We may not be able to procure these components from alternative sources at acceptable prices and quality within a reasonable time, or at all; therefore, the risk of loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.

The Company has been able to purchase most components within reasonable lead times.

Dependence on Major Customers

We had sales to two entities that each represent 10% or more of our gross revenue, as follows, for the years ended September 30, 2024 and 2023, respectively:

	2024	%	2023	%

Customer A	$5,746,451	16%	$6,730,687	20%
Customer B	3,757,504	10%	3,804,951	11%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2024 or 2023. On November 1, 2024 we sold our Chile subsidiary, which included Customer A.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2024 and 2023, respectively, are shown in the table below:

	2024	%	2023	%

Customer A	$495,969	11%	$490,848	11%
Customer C	489,618	11%	630,494	14%
Customer D	475,012	11%	465,320	10%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during Fiscal 2024 and Fiscal 2023 was $1,468,509 and $1,569,639, respectively. The 6% decrease in cellular service expense in Fiscal 2024 compared to Fiscal 2023 was largely the result the completion of the replacement of all 3G devices with 4G LTE devices in the U.S. in Fiscal 2023.

During Fiscal 2024 and Fiscal 2023, we also purchased a significant portion of our monitoring equipment from certain suppliers. The cost of these purchases during Fiscal 2024 and Fiscal 2023 was $1,539,269 and $3,503,515, respectively. The 56% decrease in monitoring equipment was largely due to the completion of replacement of all 3G devices with 4G LTE devices in the U.S in Fiscal 2023.

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

We file patent applications as needed to protect innovations arising from our research, development and design. Over time, we have accumulated a large portfolio of issued patents around the world. We hold copyrights relating to certain aspects of our products and services. No single patent or copyright is solely responsible for protecting our products. We believe that the duration of our patents is adequate relative to the expected lives of our products.

Some of our products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. Although we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses can be obtained in the future on reasonable terms, or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our products, processes and services may unknowingly infringe existing patents or intellectual property rights of others. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties; however, no such notices have been received in the last two fiscal years.

Trademarks. We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own seven trademarks that are registered with the United States Patent and Trademark Office, plus one trademark registered in Mexico. In addition, we have the Track Group trademark and design registered in various countries around the world.

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

Patents. We have 11 patents issued in the United States. At foreign patent offices, we have 11 patents issued.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

	Application
US Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communications Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communications Device	12/875988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818453	18-Jun-10	8514070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

	Application
International Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Canada	2617923	4-Feb-08	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	8-Feb-08	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking Device - EPO	10009091.9	1-Sep-10	2466563	2-Nov-22
Secure Strap Mounting System for an Offender Tracking Device – United Kingdom	Refer to EP Patent # 2466563
Secure Strap Mounting System for an Offender Tracking Device - Romania	Refer to EP Patent # 2466563
Secure Strap Mounting System for an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System for an Offender Tracking Device - Canada	2732654	23-Feb-11	2732654	1-May-18
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout Fiscal 2024, we detected no material seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period. In addition, the operation in Chile generally slows around Christmas time due to the courts willingness to permit offenders being monitored to visit family.

Employees

As of December 2, 2024, we had 91 full-time employees and 1 part-time employee. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

As of September 30, 2024, excluding deferred financing costs, we had $42,864,000 of indebtedness outstanding, of which $0 becomes due and payable within the next 12 months, $0 matures in 2026, and $42,864,000 matures in 2027. We have $547,707 of interest accrued at September 30, 2024 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. See Note 7 to the Consolidated Financial Statements.

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

During Fiscal 2024, our two top customers accounted for an aggregate of 26% of total sales. See Note 2 to the Consolidated Financial Statements. In the event any of our top customers were to terminate their agreements with the Company, our results of operations and financial condition may be adversely affected. On November 1, 2024 we sold our Chile subsidiary, which included our top customer. See Item 1. Business and Note 2.

Our business plan is subject to the risks of technological uncertainty, which may result in our products failing to be competitive or readily accepted by our target markets.

There can be no assurance that our research and development efforts will be successful. In addition, the technology that we integrate or that we may expect to integrate with our product and service offerings is rapidly changing and developing. We face risks associated with the possibility that our technology may not function as intended and the possible obsolescence of our technology and the risks of delay in the further development of our own technologies. Cellular coverage is not uniform throughout our current and targeted markets. GPS technology depends upon “line-of-sight” access to satellite signals used to locate the user, which, under some circumstances, may limit the effectiveness of GPS tracking. In addition, the telecommunications industry continually updates its networks and technology which then requires the Company to update its devices to ensure compatibility with the new networks as happened with the phase out of 3G cellular networks in the US.

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

Our business is subject to risks arising from epidemic diseases, such as the 2021 global outbreak of the COVID-19 coronavirus.

The COVID-19 pandemic impacted worldwide economic activity. Any additional pandemics, including additional outbreaks of COVID-19 may have a material adverse effect on our results from operations and financial condition, as many of our clients worldwide may be similarly impacted.

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

Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services. Historically, we have experienced temporary interruptions of telecommunications or power outages, which were eventually mitigated. Such instances may result in the slowdown or loss of customer accounts or similar problems if they occur again in the future. Given rapidly changing technologies, we are not certain that we will be able to adapt the use of our services to permit, upgrade, and expand our systems or to integrate smoothly with new technologies. Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, including those caused by us, our service providers or by third parties, such as computer hacking, cyber-attacks, computer viruses, or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing could result in a degradation or disruption of our services. These types of events could result in a loss of customers and large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events.

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

We may not be able to grow successfully through future acquisitions, we may not successfully manage future growth, and we may not be able to effectively integrate businesses that we may acquire.

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

Certain groups or persons, and in particular ETS Limited, who owned 39.7% of our issued and outstanding Common Stock as of December 2, 2024, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and as a result, those acquisition opportunities may not be available to us.

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

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 2, 2024, there were no outstanding shares of Series A Preferred issued and outstanding.

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

Item 1C.       Cybersecurity

At Track Group, Inc., we recognize the critical importance of maintaining the trust and confidence of our customers, partners, and employees. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. The cybersecurity risk management system involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from consultants, cybersecurity assessors, auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. To protect the information that we gather and the availability of our information systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention and monitoring systems. We define a cybersecurity threat as any potential unauthorized occurrence on or conducted through our information systems or information systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and then reported to the Board of Directors.

We comply with the AICPA Trust Services Criteria for Security and have based our Information Security Management System on the ISO 27001 standard.

Track Group’s Chief Information Security Officer, Tim Hardy, has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and report any findings and recommendations, as appropriate, to the full Board of Directors for consideration.

Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board of Directors.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Further, a cyber incident impacting our systems or a third-party’s systems could subject us to business, regulatory, litigation and reputational risk, which could have a negative effect on our business, results of operations and financial condition. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report.

Item 2.          Properties

Our headquarters is approximately 5,600 square feet of commercial office space located at 200 E. 5th Avenue Suite 100, Naperville, Illinois. The lease for this office space began on September 1, 2017 and expired on August 31, 2022, at which time the lease was extended for another five years. Base rent and common area maintenance payments are approximately $12,000 per month.

We lease commercial office space in Indianapolis, Indiana of approximately 5,751 square feet. This lease began on September 1, 2018 and terminated on August 31, 2022. The Company leased the same property for the period September 1, 2022 through December 31, 2024. Base rent and common area maintenance payments are approximately $8,000 per month.

At September 30, 2024, the operations of Track Group Chile S.p.A. were conducted in approximately 2,200 square feet of commercial office space and storage facilities located in Santiago, Chile with base rent and common area maintenance payments of approximately $4,100 per month. The lease for this space ended on September 30, 2024. On November 1, 2024 we sold our Chile subsidiary and the lease transferred to the buyer.

We lease commercial office space in Sandy, Utah of approximately 1,500 square feet. The lease for this office space began on September 1, 2017 and expired on August 31, 2018. We are currently leasing this property on a month-to-month basis. Lease payments are $2,000 per month.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint as the Plaintiff before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims which are upwards of $4.0 million. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Fiscal Year Ended September 30, 2024	High	Low
First Quarter ended December 31, 2023	$0.49	$0.23
Second Quarter ended March 31, 2024	$0.32	$0.18
Third Quarter ended June 30, 2024	$0.33	$0.21
Fourth Quarter ended September 30, 2024	$0.25	$0.15

Fiscal Year Ended September 30, 2023	High	Low
First Quarter ended December 31, 2022	$0.66	$0.30
Second Quarter ended March 31, 2023	$1.25	$0.34
Third Quarter ended June 30, 2023	$0.70	$0.25
Fourth Quarter ended September 30, 2023	$0.85	$0.18

Holders

As of December 2, 2024, we had 166 holders of record of our Common Stock and 11,863,758 shares of Common Stock outstanding.

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

There were no issuances of restricted shares in Fiscal 2024.

On April 13, 2022, the Company issued 285,000 restricted shares of Common Stock to members of its executive team pursuant to the 2022 Plan valued at $370,500. The Company recorded expense of $3,431 and $159,522 for the year ended September 30, 2024 and 2023, respectively in connection with the grant.

As of September 30, 2024, there were 215,000 shares of Common Stock remaining available for issuance under the 2022 Plan as well as 27,218 available under the 2012 plan.

The following table includes information as of September 30, 2024 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column, if any) (b)
Equity compensation plans approved by shareholders	-	$-	242,218
Equity compensation plan not approved by shareholders	-	-	-
Total	-	$-	242,218

(a)	Consists of shares of our Common Stock issuable upon exercise of outstanding options issued under the Company’s 2012 Plan and the 2022 Plan.

(b)	Consists of 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the 2012 Plan.

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during Fiscal 2024, nor were any securities issued subsequent to September 30, 2024, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to “Fiscal 2024” refers to the year ended September 30, 2024, and reference to “Fiscal 2023” refers to the year ended September 30, 2023 (Fiscal 2024 and Fiscal 2023 are collectively “Fiscal Years 2024 and 2023”). This MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements for Fiscal Years 2024 and 2023, and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

Revenue

During Fiscal 2024, we had revenue of $36,886,500 compared to revenue of $34,475,865 for Fiscal 2023, an increase of $2,410,635, or approximately 7%. Of this revenue, $35,712,211 and $33,503,687 were from monitoring and other related services revenue during Fiscal 2024 and Fiscal 2023, respectively, representing an increase of $2,208,524 or approximately 7%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Illinois and the Bahamas. This increase was partially offset by revenue decreases for clients in Virginia and Chile who experienced decreases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product and other revenue for Fiscal 2024 increased to $1,174,289 from $972,178 in the same period in 2023, an increase of $202,111 or approximately 21%. The increase in product and other revenue was largely due to increased international product sales, principally to a new customer in Brazil, partially offset by a decrease in product sales to Saudi Arabia. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2024 to within industry acceptable lead times.

Cost of Revenue

During Fiscal 2024, cost of revenue totaled $19,677,456 compared to cost of revenue during Fiscal 2023 of $19,178,790, an increase of $498,666, or approximately 3%. The increase in cost of revenue was largely the result of higher device repair costs of $572,527 and higher server costs of $385,832, partially offset by lower communication costs of $101,130 and lower monitoring center costs of $111,785.

Depreciation and amortization included in cost of revenue for Fiscal Years 2024 and 2023, totaled $3,061,520 and $3,263,490, respectively, a decrease of $201,970, or approximately 6%. These costs represent the depreciation of ReliAlert® and other monitoring devices, as well as the amortization of monitoring software and certain royalty agreements. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $262,500 for fully amortized device royalties. Amortization of a patent related to GPS and satellite tracking are also included in depreciation and amortization. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During Fiscal 2024, gross profit totaled $17,209,044, resulting in a 47% gross margin, compared to $15,297,075, or a 44% gross margin, during Fiscal 2023. The increase in absolute gross profit of $1,911,969 is due to an increase in revenue of $2,410,635, lower communication costs and lower monitoring center costs, partially offset by higher device repair costs and higher server costs.

General and Administrative Expense

During Fiscal 2024, our general and administrative expense totaled $11,521,826, compared to $10,275,695 for Fiscal 2023. The increase of $1,246,131, or approximately 12%, in general and administrative cost is primarily due to a settlement related to a contract dispute discussed in Note 12 of $1,003,543 and an increase in payroll, benefits, and payroll taxes of $469,775, partially offset by lower outside services of $193,380.

Selling and Marketing Expense

For Fiscal 2024, our selling and marketing expense was $3,121,239 compared to 2,842,661 for Fiscal 2023. The increase of $278,578 or approximately 10% resulted largely from higher travel and entertainment of $59,540 and higher payroll, benefits, and payroll taxes of $311,146, partially offset by lower outside services of $57,288.

Research and Development Expense

During Fiscal 2024, we incurred research and development expense of $2,749,218 compared to those costs recognized during Fiscal 2023 totaling $2,735,060, an increase of $14,158 or approximately 1%. The increase was largely due to increased payroll, benefits and payroll taxes of $137,882, partially offset by a decrease in outside services of $126,368.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During Fiscal 2024, depreciation and amortization included in operating expense totaled $944,115 compared to $987,472 for Fiscal 2023. This decrease of $43,357 or approximately 4% was largely due to fully amortized intangible assets and fully depreciated fixed assets.

Impairment on Assets Held for Sale

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value and accordingly recorded an impairment of $757,130. See Note 14 to Consolidated Financial Statements for additional information.

Total Operating Expenses

During Fiscal 2024, total operating expenses increased to $19,093,528 compared to $16,840,888 for Fiscal 2023, an increase of $2,252,640, or approximately 13%. The increase is primarily due to the factors disclosed above.

Other Income (Expense)

During Fiscal 2024, total other expense was $1,786,383 compared to $1,219,845 during Fiscal 2023, an increase of $566,538 or approximately 46%. The increase in other expense is largely due to a decrease in currency exchange rate gain of $352,566 between the US Dollar vs. the Chilean Peso, compared to the prior fiscal year and an increase in net interest expense of $210,365 due to the escalating interest rate on the Amended Facility Agreement with Conrent (See Note 7).

Income taxes

During Fiscal 2024, income tax benefit totaled $589,453 compared to expense of $627,850 during Fiscal 2023. Tax benefit/expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Income (Loss) Attributable to Common Stockholders

We had a net loss attributable to common stockholders for Fiscal 2024 totaling $3,081,414, compared to net loss of $3,391,508 for Fiscal 2023, a decrease of $310,094. This decrease in net loss is largely due to higher gross profit, and income tax benefit, partially offset by higher operating expense and higher other expense.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 ($238,000USD) in five annual installments to Conrent. As of September 30, 2024, $42,864,000 of principal and $547,707 of interest was owed to Conrent.

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

On February 15, 2021, the Company borrowed 500,000,000CLP ($678,214USD) from Banco de Chile. To facilitate the Loan, the Company entered into a Note Payable Agreement with Banco de Chile as lender. The loan was used as working capital and to complete the construction of the Gendarmeria monitoring center in Puerto Montt, Chile. The loan bears interest at a rate of 3.12% per annum, payable monthly with principal beginning March 2021 and a maturity of February 17, 2025. The Company also paid 28,248,588CLP ($38,317USD) in broker fees which are amortized over the life of the loan. This loan was included in liabilities held for sale on the Consolidated Balance Sheet at September 30, 2024.

No borrowings or sales of equity securities occurred during the years ended September 30, 2024 or 2023.

Net Cash Flows Provided by Operating Activities.

During Fiscal 2024, we had cash flows from operating activities of $4,911,208, compared to cash flows from operating activities of $3,876,800 for Fiscal 2023, representing a $1,034,408 increase. The increase in cash from operations was largely the result of increases in our gross profit, accounts payable and collections from customers.

Net Cash Flows used in Investing Activities.

The Company used $3,840,812 of cash for investing activities during Fiscal 2024, compared to $4,564,202 of cash used during Fiscal 2023, a decrease of $723,390.  The decrease was largely the result of a decrease monitoring equipment purchases, due to the completion of replacement of all 3G devices with 4G LTE devices in the U.S in Fiscal 2023.

Net Cash Flows used in Financing Activities.

The Company used $365,070 of cash for financing activities during Fiscal 2024, which was the result of principal payments on long-term debt and payment of deferred financing fees, compared to $511,474 of cash used in financing activities during Fiscal 2023. During the Fiscal Years 2024 and 2023, the Company received net proceeds of $0 from borrowings and made principal payments of $326,731 and $467,323 on notes payable, respectively.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2024, the Company had unrestricted cash of $3,574,215, compared to unrestricted cash of $4,057,195 as of September 30, 2023. As of September 30, 2024, we had working capital of $3,739,192, compared to working capital of $4,813,777 as of September 30, 2023. This decrease in working capital of $1,074,585 is principally due to the payment of a settlement related to a contract dispute discussed in Note 12 of $1,003,543, a decrease in cash and inventory and an increase in accounts payable.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of September 30, 2024, $42,864,000 of principal and $547,707 of interest was owed to Conrent. See Note 7 to the Consolidated Financial Statements.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. Five of the six notes have matured and the remaining note matures in February 2025. This remaining note payable is included in liabilities held for sale on the Consolidated Balance Sheet at September 30, 2024. Principal repayments on the notes have commenced. No additional funds were borrowed during the years ended September 30, 2024 or 2023.

Inflation

Any rise in inflation could impact the Company’s cost of labor, materials and other operating expense, but we would anticipate operational efficiencies to mitigate some or all of the inflationary pressures.

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

Bond Guarantees

Prior to September 30, 2024, the Company had one performance bond in connection with a foreign customer totaling $1,654,134 (“Performance Bonds”) of which $1,157,867 was held in an interest-bearing account on behalf of the bank and was recorded in Other Assets on the Consolidated Balance Sheets. On June 27, 2024 (the “Effective Date”), Track Chile entered into a settlement agreement (the “Agreement”) with the Customer (together, the “Parties”), whereby the Parties dismissed further legal and equitable issues between or among the Parties, including all asserted and existing claims asserted against Track Chile and the Company, and any related claims, and any potential claims related to the Parties’ disputes arising on or before the date hereof. In connection with the Agreement, Track Chile agreed to pay 950,600,000 CLP ($1,003,543 USD) (“Settlement Payment”) to Customer in full satisfaction of the Dispute, and in consideration, Customer returned to Track Chile its performance bond in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date). The Company has recorded the Settlement Payment in operating expense on the Condensed Consolidated Statements of Operations.

The Company paid interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond. The Company recorded interest expense of $34,792 and $54,676 for the years ended September 30, 2024 and September 30, 2023, respectively.

The Company had no performance bonds as of September 30, 2024.

Critical Accounting Estimates

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

With respect to revenue recognition, impairment of long-lived assets, leases, stock-based compensation and allowance for doubtful accounts receivable, we apply critical accounting estimates discussed below in the preparation of our financial statements.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2024 and 2023.

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

Assets and Liabilities Held for Sale

The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:

•	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).

•	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.

•	The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year.

•	The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. For information regarding significant judgments related to fair value estimates of the disposal group held for sale, refer to the Impairment subheading within the Critical Accounting Estimates.

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 14 of our Financial Statements for impairments of our assets held for sale.

As of September 30, 2024, the Company concluded that Track Group Chile met all of the criteria listed above for classification as held for sale. On November 1, 2024, the Company completed the sale.

Impairment

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

Assets held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value. The estimates of fair value consider matters such as contracts, the results of negotiations with prospective purchasers, broker quotes, or recent comparable sales. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured Track Group Chile as held for sale at its fair value and accordingly recorded an impairment of $757,130.

Allowance for Credit Losses and Credit Memos

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

Foreign Currency Risks

We had $5,745,546 and $6,383,735 in foreign currency revenue for Fiscal Years 2024 and 2023, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange gain of $115,302 and foreign exchange gain of $467,868 in Fiscal Years 2024 and 2023, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.       Other Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

Derek Cassell	51	Chief Executive Officer
James A. Berg	61	Chief Financial Officer
Matthew Swando	49	Chief Revenue Officer
Arthur Gigler	45	Chief Marketing Officer
Timothy Hardy	56	Chief Information Officer
Karen Macleod	61	Director
Karim Sehnaoui	46	Director
Peter K. Poli	63	Director

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

James A. Berg was appointed as Chief Financial Officer of the Company effective April 2024. Mr. Berg has served as the Company’s Controller since November 2022. Prior to joining the Company, Mr. Berg served as the Controller for ABC Plumbing, Sewer, Heating, Cooling and Electric from January 2022 to November 2022; as a Finance and Accounting Consultant for DLC from January 2020 to August 2021; in Interim Controller and Accounting Director roles for Tatum and Harmer Financial Solutions from February 2018 to October 2019; and as the Senior Director of Finance for Arjo from June 2014 to January 2018, among other positions. Mr. Berg holds an MBA from the Quinlan School of Business at Loyola University in Chicago, Illinois and is also a Certified Public Accountant.

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

Arthur Gigler oversees the development and execution of Track Group’s marketing vision and product strategy. Working in collaboration with all department heads, Mr. Gigler manages our company branding, content, public relations, customer experience, product roadmap, and positioning to support our long-term success. Mr. Gigler has over 19 years experience in electronic monitoring technology and rehabilitative program development. Before joining Track Group in 2019 as our Vice President of Marketing & Product Development, he gained an extensive background- spanning from field operations to product design- in the field of electronic monitoring and its adjacencies. Mr. Gigler has co-developed and launched multiple disruptive hardware and software products in the community corrections space and is a U.S. Patent holder. Previously, Mr. Gigler served as Vice President of Product Marketing for Alcohol Monitoring Systems, Inc. (AMS/SCRAM) where his team helped turn a one-product company into a full-suite EM and software development organization. As National Sales Manager, he co-led the company’s pivot from private to federal, state & county level contracting. Prior to Mr. Gigler’s business-oriented roles, he worked hands-on in field operations as an Install Services Supervisor for the Illinois Department of Corrections Electronic Monitoring program. From there, he moved into business development of electronic monitoring and evidence-based, cognitive rehabilitative programs for BI Incorporated (now known as GeoCare). Mr. Gigler holds a Bachelor of Science in Family Consumer Sciences from Northern Illinois University.

Timothy Hardy joined Track Group in 2021 with over 20 years of experience leading the information technology, software development, SaaS operations, and information security programs of rapidly growing and transforming organizations.  Prior to joining Track Group, Mr. Hardy served as the Chief Technology Officer of World Book Publishing, transforming the traditional publisher to a provider of award-winning SaaS products used by millions of students.  As the Chief Information Officer of Interactive Health, Mr. Hardy built and led the startup’s information technology and security programs achieving HITRUST information security and privacy certification.  Mr. Hardy holds a B.S. in Computer Engineering from the University of Illinois Urbana-Champaign as well as an M.B.A. from the University of Chicago Booth School of Business.

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

Karim Sehnaoui was appointed as a director in February 2018. Mr. Sehnaoui is an entrepreneur and investment professional, who specializes in private equity, venture capital, and corporate finance. From October 2021 to November 2024 Mr. Sehnaoui served as a Senior Executive Officer and Board Director of ADS Investment Solutions and as a Director of ETS Limited., and additionally as Chief Investment Officer of ADS Securities LLC, a position he held since October 2018. From 2012 to 2016, Mr. Sehnaoui taught graduate level finance courses as a visiting Assistant Professor at MSB Mediterranean School of Business in Tunisia. Prior to that, Mr. Sehnaoui spent several years in investment banking and private equity, serving as Acting Chief Investment Officer of Abu Dhabi Investment House PJSC and General Manager for Abu Dhabi Investment House S.A., and Business Development Director at Ithmaar Bank. Mr. Sehnaoui holds Bachelor’s and Master’s degrees in Civil Engineering from McGill University in Montreal, Canada, and was a Global Leadership Fellow at the World Economic Forum in Geneva, Switzerland from 2005 to 2007.

Mr. Sehnaoui was appointed as a director in connection with ETS Limited becoming the Company’s largest stockholder of record in 2018. Mr. Sehnaoui’s senior leadership experience, along with his private equity and venture capital background make him a valued member of the Board and a strong asset to the ongoing growth of the Company.

Peter K. Poli was appointed as a director in March 2024, and served as Chief Financial Officer of the Company from January 2017 until his appointment as a director. In addition, he has served as the Chief Financial Officer and Treasurer of Emerge Monitoring, Inc., Secretary and Treasurer of Track Group – Puerto Rico, Inc., Secretary of Track Group Analytics, Limited and Manager of Emerge Monitoring LLC, all of which are subsidiaries of the Company, since May 2017. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2004 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Prior to his time with Grand Banks Yachts Limited, Mr. Poli served as the Chief Financial Officer for Acumen Fund Inc., I-Works Inc., and as Vice President and Chief Financial Officer of FTD.COM. Mr. Poli also spent nine years as an Investment Banker with Dean Witter Reynolds, Inc. and served as the CFO of a wholly-owned subsidiary of Morgan Stanley Dean Witter from 1997 to 1999. In addition, Mr. Poli served as an Independent Director of Leapnet, Inc. from 2000 to 2002. Mr. Poli earned a Bachelor of Arts in Economics and Engineering from Brown University in 1983 and an MBA from Harvard Business School in 1987.

Mr. Poli’s extensive financial and accounting experience, including serving as the Chief Financial Officer of the Company for over seven years, provides the Board with institutional knowledge and experience relating to the Company’s business, operations and accounting matters, therefore benefiting the Board in its management of the Company and oversight regarding the Company’s financial statements.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during Fiscal 2024 and that such filings were timely.

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

The Board is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 7 times during the year ended September 30, 2024 and incumbent directors attended 100% of the aggregate number of meetings of the Board exclusive of meetings where a Director was excused from attendance based upon the subject matter of discussion.

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

Currently, the entire Board serves in the capacity as an Audit Committee with Ms. Macleod also serving as Committee Chair. The Audit Committee is comprised of three members, two of which would not be considered independent under the OTC Rules and all members are financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board designated Ms. Macleod as the Audit Committee’s “audit committee financial expert” as defined by the applicable regulations promulgated by the SEC. The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm.

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2024 (“Fiscal 2024”) with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by applicable PCAOB standards, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation awarded to the following persons for our fiscal years ended September 30, 2024 and 2023:

(a)	our principal executive officer;

(b)	our other two most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2024 and who had total compensation exceeding $100,000

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)

Derek Cassell	2024	$300,000	$256,800	$-	$7,600	$564,400
Chief Executive Officer	2023	$300,000	$60,000	$-	$36,322	$396,322

Matt Swando	2024	$275,000	$117,700	$-	$3,931	$396,631
Chief Revenue Officer	2023	$275,000	$27,500	$-	$12,661	$315,161

Arthur J. Gigler	2024	$197,700	$51,578	$-	$1,600	$250,878
Chief Marketing Officer	2023	$195,000	$11,700	$-	$9,098	$215,798

(1)	The Non-Equity Incentive compensation reported in this column was earned in fiscal years 2024 and 2023 and will be paid in fiscal year 2025 and was paid in fiscal year 2024, respectively.

(2)	This column represents the value of holiday gift cards received by employees, cell phone reimbursement, company paid 401(k) match, and accrued vacation payouts.

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

A second amendment to the Swando Employment Agreement was executed on January 15, 2022 (the “Second Swando Amendment”). Under the terms of the Second Swando Amendment, Mr. Swando was promoted to Chief Revenue Officer. Mr. Swando’s base salary was increased to $275,000 per calendar year, and Mr. Swando’s bonus target level was set at fifty percent of his new base salary. Additionally, in the event of a change of control, Mr. Swando shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Swando shall become immediately vested and exercisable. Subject to the approval of the Company’s proposed 2022 Omnibus Equity Incentive Plan (the “Plan”) by the Board of Directors and the Company’s stockholders, Mr. Swando shall be entitled to a one-time grant of 185,000 shares of common stock of the Company, subject to the terms and conditions of the Plan as approved.

Gigler Employment Agreement

On December 26, 2018, the Company entered into an employment agreement with Mr. Gigler (the “Gigler Employment Agreement”). Under the terms and conditions of the Gigler Employment Agreement, Mr. Gigler received a base salary equal to $160,000 per annum. If the Company elects to enforce Mr. Gigler’s non-compete agreement, he would receive an amount equal to 6 months base salary. If the Company terminates Mr. Gigler’s employment as a result of an involuntary termination, he would receive any annual bonus deemed to be vested and earned as well as certain COBRA benefits.

A first amendment to the Gigler Employment Agreement was executed on March 17, 2022 (the “First Gigler Amendment”). Under the terms of the First Gigler Amendment, Mr. Gigler was promoted to Chief Marketing Officer. Mr. Gigler’s base salary was increased to $195,000 per calendar year. If the Company terminates Mr. Gigler’s employment as a result of an involuntary termination, he would receive an amount equal to 6 months base salary, plus any annual bonus deemed to be vested and earned as well as certain COBRA benefits. Additionally, in the event of a change of control, Mr. Gigler shall be entitled to a cash payment equal to one year’s salary, plus all restricted stock, warrants and options previously issued to Mr. Gigler shall become immediately vested and exercisable. Subject to the approval of the Company’s proposed 2022 Omnibus Equity Incentive Plan (the “Plan”) by the Board of Directors and the Company’s stockholders, Mr. Gigler shall be entitled to a one-time grant of 100,000 shares of common stock of the Company, subject to the terms and conditions of the Plan as approved.

A second amendment to the Gigler Employment Agreement was executed on August 4, 2022 (the “Second Gigler Amendment”). Under the terms of the Second Gigler Amendment, the Pre-Employment Invention clause was clarified to confirm that the Company has no rights in or claims to a disclosed, pre-employment invention of Mr. Gigler, and Mr. Gigler is free to monetize, license or divest the pre-employment invention in any way he sees fit.

Outstanding Equity Awards at September 30, 2024

At September 30, 2024 there were no outstanding equity awards.

Director Compensation

During the fiscal year ended September 30, 2024, each of our non-employee directors received $25,000 per quarter for serving on the Board, which fees were payable in cash. The members of the Board are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2024:

	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(2)	Total ($)(3)

Karen Macleod	$100,000	$-	$100,000
Karim Sehnaoui	$100,000	$-	$100,000
Peter K. Poli (1)	$50,000	$8,762	$58,762

(1)

Mr. Poli was appointed as a member of the Board of Directors effective April 1, 2024. Mr. Poli served as Chief Financial Officer from January 3, 2017 to March 31, 2024. Mr. Poli received $148,077 in salary and $3,869 in other compensation in Fiscal 2024 for his employment as Chief Financial Officer. Other compensation includes cell phone reimbursement and company paid 401(k) match.

(2)	This column includes reimbursements for health insurance.
(3)	Additionally, we reimburse non-employee directors for travel expenses incurred in connection with their duties as our director. Travel expense reimbursements are not included in this table.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 2, 2024 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner (1)	Shares	%

Directors and Named Executive Officers:
Derek Cassell	317,209	2.7%
James A. Berg	-	*
Timothy Hardy	-	*
Matt Swando	205,340	1.7%
Arthur J. Gigler	100,000	*
Karen Macleod	73,744	*
Karim Sehnaoui	388,421	3.3%
Peter Poli	187,241	1.6%
All directors and executive officers as a group (8 persons)	1,271,955	10.7%

5% Beneficial Owners:
ETS Limited (2)	4,706,579	39.7%
Conrent Invest S.A., Compartment Track-PPN (3)	1,446,447	12.2%
CRC Founders Fund, LP (4)	691,691	5.8%

* Less than 1%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

(2)

The business address of ETS Limited, a wholly owned subsidiary of ADS Securites LLC, is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. As controlling shareholder of ADS Holding LLC, the controlling shareholder of ADS Securities, LLC, Mahmood Ebraheem Al Mahmood may be deemed to have beneficial ownership over the shares reported herein. Number of shares is based on Amendment No. 4 to Schedule 13D filed by ADS Securities LLC on July 1, 2022.

(3)

Includes 1,370,697 shares held by Track-PPN, a compartment of Conrent Invest S.A., and 75,000 shares held by Conrent Invest S.A. directly. The business address of Conrent Invest S.A is 2, Rue des Gaulois, L-1618 Luxembourg (Luxembourg). The owner of Conrent is Conrent Invest Trust, an Irish charitable trust for which Constitutional Trustees Limited (“Constitutional”) acts as trustee. The Conrent Invest Trust is a charitable trust with no named beneficiaries where any dividend or other distribution received by Constitutional will be distributed in its entirety to charity. Information is based on Amendment No. 2 to Schedule 13D filed by Conrent on March 25, 2024.

(4)

Denver J. Smith is the Lead Manager for the CRC Founders Fund, LP, an investment partnership, and has the shared power to vote and dispose of the shares held by the CRC Founders Fund, LP. The business address of CRC Founders Fund, LP is 1040 S Gaylord Street, Suite 25, Denver, CO, 80209. Information is based on Amendment No. 1 to the Schedule 13G filed by CRC Founders Fund, LP on January 10, 2024.

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

Item 14.        Principal Accounting Fees and Services

During the years ended September 30, 2024 and 2023, Eide Bailly, LLP (“Eide Bailly”) served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2024 and 2023 and fees and other expenses for other services rendered during those periods.

	2024	2023

Audit Fees (1)	$248,550	$226,150
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$33,346	$37,214
All Other Fees (4)	$7,150	$21,050
Total	$289,046	$284,414

(1)

Audit services in 2024 and 2023 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters including reviews of interim financial statements from our quarterly reports. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	There were no audit-related fees for the years ended September 30, 2024 and 2023.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the audit of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Our entire Board of Directors, in serving in the capacity of the Audit Committee has established pre-approval policies and procedures, pursuant to which the Board of Directors approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2024 (“Fiscal 2024”). Such procedures govern the ways in which the full Board of Directors now pre-approves audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board of Directors for Fiscal 2024.

Auditor Independence

Our Audit Committee and the full Board of Directors considered that the work done for us in Fiscal 2024 and Fiscal 2023, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 23, 2024

The full Board of Directors of Track Group, Inc. (the “Board”), serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2024. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”).

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2024.

Respectfully Submitted, Karen Macleod, Committee Chair Karim Sehnaoui Peter Poli

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

		Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 16, 2021
10.21	Employment Agreement by and Between Track Group Inc. and Matthew Swando dated December 6, 2016.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.22	Amendment No. 1 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated April 23, 2018.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.23	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated January 15, 2022.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.24	2022 Omnibus Equity Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed).	Annex A to the Company’s Definitive Proxy Statement on Schedule 14A	February 24, 2022
10.25	Settlement Agreement and Mutual Release entered into by the Company, Eli Sabag, Sapinda Asia Limited and Lars Windhorst, dated June 10, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K	June 14, 2022

10.26	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated April 26, 2023.		Exhibit 10.1 to the Company’s Current Report on Form 8-K	April 27, 2023
10.27	Sales, Licensing, Maintenance, & Services Agreement by and between Marion County Community Corrections and Track Group, Inc., dated March 11, 2024		Exhibit 10.1 to the Company’s Current Report on Form 8-K	March 15, 2024
10.28	Separation Agreement and General Release of Claims by and between Peter Poli and Track Group, Inc., dated March 21, 2024		Exhibit 10.1 to the Company’s Current Report on Form 8-K	March 22, 2024
10.29	Employment Agreement by and between James A. Berg and Track Group, Inc., dated March 21, 2024		Exhibit 10.2 to the Company’s Current Report on Form 8-K	March 22, 2024
10.30	Employment Agreement by and between Arthur Jacob Gigler and Track Group, Inc., dated December 26, 2018	X
10.31	Amendment No.1 to Employment Agreement by and Between Track Group Inc. and Arthur Jacob Gigler dated March 17, 2022.	X
10.32	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Arthur Jacob Gigler dated August 4, 2022	X
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed).		Exhibit 14.1 to the Company’s Annual Report on Form 10-K	December 19, 2017
21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed).		Exhibit 21 to the Company’s Annual Report on Form 10-K	January 28, 2019
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.
Date: December 23, 2024	By:	/s/ Derek Cassell
Derek Cassell
Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2024	By:	/s/ James A. Berg
James A. Berg Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Macleod	Director	December 23, 2024
Karen Macleod

/s/ Karim Sehnaoui	Director	December 23, 2024
Karim Sehnaoui

/s/ Peter Poli	Director	December 23, 2024
Peter Poli

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Track Group, Inc.

Naperville, IL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Track Group, Inc. as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Recoverability of Goodwill

As discussed in Note 2 and disclosed in Note 13 to the consolidated financial statements, the Company’s balance of goodwill was $7,941,190. The determination of the recoverability of goodwill requires management to make significant assumptions and complex judgments related to fair value of the reporting unit.  On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill.

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

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2005 (such date incorporates the acquisition of certain assets of Hansen, Barnett and Maxwell, P.C. by Eide Bailly LLP in 2013).

Denver, Colorado

December 23, 2024

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND 2023

	September 30,	September 30,
	2024	2023
Assets
Current assets:
Cash	$3,574,215	$4,057,195
Accounts receivable, net of allowance for credit losses of $432,904 and $178,095, respectively	4,428,535	4,536,916
Prepaid expense and deposits	638,293	610,440
Inventory, net of reserves of $82,848 and $3,772, respectively	582,481	1,286,194
Assets held for sale	969,481	-
Total current assets	10,193,005	10,490,745
Property and equipment, net of accumulated depreciation of $430,003 and $1,920,850, respectively	317,206	115,808
Monitoring equipment, net of accumulated depreciation of $5,982,972 and $6,348,695, respectively	4,598,864	5,187,092
Intangible assets, net of accumulated amortization of $19,699,966 and $17,430,846, respectively	13,959,571	14,157,294
Goodwill	7,941,190	7,851,466
Other assets, net	660,170	2,442,154
Total assets	$37,670,006	$40,244,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,082,467	$2,796,712
Accrued liabilities	2,639,318	2,571,839
Current portion of long-term debt	-	308,417
Liabilities held for sale	732,028	-
Total current liabilities	6,453,813	5,676,968
Long-term debt, net of current portion	42,639,197	42,801,165
Long-term liabilities	186,407	259,359
Total liabilities	49,279,417	48,737,492

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,597,115
Accumulated deficit	(312,691,811)	(309,610,397)
Accumulated other comprehensive loss	(1,519,332)	(1,480,837)
Total equity (deficit)	(11,609,411)	(8,492,933)
Total liabilities and stockholders’ equity (deficit)	$37,670,006	$40,244,559

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
Revenue:
Monitoring and other related services	$35,712,211	$33,503,687
Product sales and other	1,174,289	972,178
Total revenue	36,886,500	34,475,865

Cost of revenue:
Monitoring, products and other related services	16,615,936	15,915,300
Depreciation and amortization included in cost of revenue	3,061,520	3,263,490
Total cost of revenue	19,677,456	19,178,790

Gross profit	17,209,044	15,297,075

Operating expense:
General & administrative	11,521,826	10,275,695
Selling & marketing	3,121,239	2,842,661
Research & development	2,749,218	2,735,060
Depreciation & amortization	944,115	987,472
Impairment on assets held for sale	757,130	-
Total operating expense	19,093,528	16,840,888

Operating income (loss)	(1,884,484)	(1,543,813)

Other income (expense):
Interest income	126,365	272,775
Interest expense	(2,024,443)	(1,960,488)
Currency exchange rate gain (loss)	115,302	467,868
Other income/(expense), net	(3,607)	-
Total other income (expense)	(1,786,383)	(1,219,845)
Income (loss) before income taxes	(3,670,867)	(2,763,658)
Income tax expense (benefit)	(589,453)	627,850
Net income (loss) attributable to common stockholders	(3,081,414)	(3,391,508)
Foreign currency translation adjustments	(38,495)	(206,220)
Comprehensive income (loss)	$(3,119,909)	$(3,597,728)

Net income (loss) per share – basic:
Net income (loss) per common share	$(0.26)	$(0.30)
Weighted average common shares outstanding	11,863,758	11,863,758
Net income (loss) per share – diluted:
Net income (loss) per common share	$(0.26)	$(0.30)
Weighted average common shares outstanding	11,863,758	11,863,758

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(38,495)	(38,495)
Net loss	-	-	-	(3,081,414)	-	(3,081,414)
Balance September 30, 2024	11,863,758	1,186	302,600,546	(312,691,811)	(1,519,332)	(11,609,411)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2022	11,863,758	$1,186	$302,437,593	$(306,218,889)	$(1,274,617)	$(5,054,727)
Stock-based compensation	-	-	159,522	-	-	159,522
Foreign currency translation adjustments	-	-	-	-	(206,220)	(206,220)
Net loss	-	-	-	(3,391,508)	-	(3,391,508)
Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(3,081,414)	$(3,391,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,005,635	4,250,962
Bad debt expense	276,561	166,737
Sales allowance	46,935	23,065
Stock-based compensation	3,431	159,522
Deferred Taxes	(516,697)	(133,671)
Loss on monitoring equipment included in cost of revenue	332,702	305,300
Amortization of debt issuance costs	111,357	152,663
Amortization of monitoring center assets included in cost of revenue	519,341	572,135
Foreign currency exchange (gain)/loss	(115,303)	(467,868)
Loss on disposal of assets	3,607	-
Loss on impairment of assets held for sale	757,130	-
Change in assets and liabilities:
Accounts receivable, net	(215,115)	1,509,837
Inventories, net	775,328	(234,262)
Current assets held for sale	(719,201)	-
Prepaid expense, deposits and other assets	1,715,515	1,510,493
Noncurrent assets	10,614	-
Accounts payable	285,755	(62,203)
Accrued liabilities	41,245	(484,402)
Current liabilities held for sale	732,028	-
Other current liabilities	(58,246)	-
Net cash provided by operating activities	4,911,208	3,876,800

Cash flow from investing activities:
Purchase of property and equipment	(278,315)	(40,083)
Capitalized software	(2,023,228)	(1,020,604)
Purchase of monitoring equipment and parts	(1,539,269)	(3,503,515)
Net cash used in investing activities	(3,840,812)	(4,564,202)

Cash flow from financing activities:
Principal payments on long-term debt	(326,731)	(467,323)
Payment of deferred financing fees	(38,339)	(44,151)
Net cash used in financing activities	(365,070)	(511,474)

Effect of exchange rate changes on cash	(180,896)	(55,033)

Net increase (decrease) in cash	524,430	(1,253,909)
Cash, beginning of year	4,057,195	5,311,104
Cash and cash held for sale, end of year (See Note 2)	$4,581,625	$4,057,195

Cash paid for interest	$1,813,569	$1,894,972
Cash paid for taxes	$35,980	$670,231

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2024 and 2023, the Company had an accumulated deficit of $312,691,811 and $309,610,397, respectively. The Company incurred a net loss of $3,081,414 and $3,391,508 for the years ended September 30, 2024 and 2023, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 7). The Company also has one note payable maturing February 17, 2025, related to the construction of two monitoring centers for a contract, with an outstanding balance due of $58,246, net of deferred financing fees at September 30, 2024 (See Note 14). This remaining note payable was classified as held for sale as of September 30, 2024 and is recorded in liabilities held for sale on the Consolidated Balance Sheet. The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2024. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

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

The Company had sales to entities, two of which each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2024 and 2023.

	2024	%	2023	%
Customer A	$5,746,451	16%	$6,730,687	20%
Customer B	3,757,504	10%	3,804,951	11%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2024 or 2023. On November 1, 2024 we sold our Chile subsidiary, which includes Customer A.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2024 and 2023, respectively, are shown in the table below:

	2024	%	2023	%
Customer A	$495,969	11%	$490,848	11%
Customer C	489,618	11%	630,494	14%
Customer D	475,012	11%	465,320	10%

Cash and Cash Held for Sale

Cash and cash held for sale consisted of the following:

	2024	2023
Cash	$3,574,215	$4,057,195
Cash held for sale	1,007,410	-
Total cash and cash held for sale	$4,581,625	$4,057,195

The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $4,319,894 and $3,715,850 of cash deposits in excess of federally insured limits as of September 30, 2024 and 2023, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected. For the fiscal years ended September 30, 2024 and September 30 2023, the Company wrote-off accounts receivables of $111,324 and $154,978, respectively which are recorded as general and administrative expense on our Condensed Consolidated Statements of Operations. The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month. For the fiscal years ended September 30, 2024 and September 30 2023, the reserve for credit memos was $70,000 and $23,065, respectively.

Prepaid Expense and Other

Prepaid assets and other is comprised largely of tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months after the Company’s contractual obligation has been completed and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2024 and 2023, inventory consisted of the following:

	2024	2023
Monitoring equipment component boards inventory	$665,329	$1,289,966
Reserve for damaged or obsolete inventory	(82,848)	(3,772)
Total inventory, net of reserves	$582,481	$1,286,194

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $82,848 and $3,772 during the years ended September 30, 2024 and 2023, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

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

Property and equipment consisted of the following as of September 30, 2024 and 2023, respectively:

	2024	2023
Equipment, software and tooling	$114,088	$1,427,522
Automobiles	-	4,460
Leasehold improvements	237,722	382,122
Furniture and fixtures	120,364	222,554
Other fixed assets	275,035	-
Total property and equipment before accumulated depreciation	747,209	2,036,658
Accumulated depreciation	(430,003)	(1,920,850)
Property and equipment, net of accumulated depreciation	$317,206	$115,808

Property and equipment in the table above as of September 30, 2024 exclude amounts classified as held for sale of $10,614, which are recorded as assets held for sale on the Consolidated Balance Sheet. See Note 14 for additional information.

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2024 and September 30, 2023, the Company disposed of $1,461,526 and $8,669 of fixed assets, respectively. The fixed assets disposed of in Fiscal 2024 were mostly fully depreciated assets that were obsolete. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2024 and 2023 was $62,620 and $95,099, respectively. Depreciation expense for property and equipment is recognized in operating expense in the Consolidated Statements of Operations.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of September 30, 2024 and 2023 is as follows:

	2024	2023
Monitoring equipment	$10,581,836	$11,535,787
Less: accumulated depreciation	(5,982,972)	(6,348,695)
Monitoring equipment, net of accumulated depreciation	$4,598,864	$5,187,092

Depreciation expense for the fiscal years ended September 30, 2024 and 2023 was $1,695,501 and $1,539,234, respectively. This expense was classified as a cost of revenue in the Consolidated Statements of Operations.

During the fiscal years ended September 30, 2024 and 2023, the Company recorded charges of $332,702 and $305,300, respectively, for devices that were lost, stolen or damaged. Lost, stolen and damaged items are expensed in Monitoring, products and other related services in the Consolidated Statements of Operations.

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

Assets and Liabilities Held for Sale

Assets and liabilities to be disposed of by sale are reclassified into Assets held for sale and Liabilities held for sale on our consolidated balance sheets. The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:

•	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).

•	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.

•	The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year.

•	The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. For information regarding significant judgments related to fair value estimates of the disposal group held for sale, refer to the Impairment subheading within the Critical Accounting Estimates.

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. See Note 14 of our Financial Statements for impairments of our assets held for sale.

As of September 30, 2024, the Company concluded that Track Group Chile met all of the criteria listed above for classification as held for sale. On November 1, 2024, the Company completed the sale.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2024 and 2023.

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

Research and Development Costs

The Company expenses research and development costs as incurred. During the fiscal year ended September 30, 2024 and September 30, 2023, the Company incurred research and development expense of $2,749,218 and $2,735,060, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2024 and 2023 was $14,925 and $13,707, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Outstanding restricted stock units are amortized over the vesting period. We recorded $3,431 and $159,522 of expense related to these awards for fiscal years ended September 30, 2024 and 2023, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2024 and September 30, 2023, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2024, there were no outstanding common share equivalents.

At September 30, 2023, all stock options and warrants had exercise prices that were above the market price of $0.49 and have been excluded from the diluted earnings per share calculations. There were no outstanding stock options or warrants as of September 30, 2024.

The common stock equivalents outstanding as of June 30, 2024 and 2023 consisted of the following:

	2024	2023
Issuable Common Stock options and warrants	-	4,688
Total Common Stock equivalents	-	4,688

Recent Accounting Standards

New Accounting Standards or Updates Adopted in Fiscal 2024

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This ASU amends or supersedes various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of Staff Accounting Bulletin No. 120. ASU 2023-03 provides clarifying guidance related to employee and non-employee share-based payment accounting. ASU 2023-03 does not provide new guidance so there is no transition or effective date associated with it. Therefore, these updates were immediately effective. The adoption of ASU 2023-03 did not have a material impact on our consolidated financial statements and related disclosures.

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

No other new accounting pronouncements issued or effective as of September 30, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2024 and 2023.

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

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Year Ended September 30, 2024		Year Ended September 30, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$25,984,679	70%	$24,295,601	71%
Latin America	9,877,373	27%	9,370,160	27%
Other	1,024,448	3%	810,104	2%
Total	$36,886,500	100%	$34,475,865	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for fiscal years ended September 30, 2024 and 2023) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balance of accounts receivable at September 30, 2024 of $4,428,535 does not include an unbilled balance, which is now included in assets held for sale on the Consolidated Balance Sheet. The balance of accounts receivable at September 30, 2023 of $4,536,916 includes an unbilled balance of $490,848. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expense on our Condensed Consolidated Statements of Operations. As of September 30, 2024, September 30, 2023, and September 30, 2022 the Company had an allowance for credit losses of $362,904, $155,030, and $102,570 respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the year ended September 30, 2024:

Year Ended September 30, 2024
Balance - beginning of period	$178,095
Increase to provision for credit losses	322,940
Write offs charged against allowance	(111,324)
Recoveries of credit losses previously written off	43,193
Balance - end of period	$432,904

For the year ended September 30, 2024 and September 30, 2023 the Company wrote-off accounts receivables of $111,324 and $154,978, respectively. As of September 30, 2024, September 30, 2023, and September 30, 2022 the reserve for credit memos was $70,000, $23,065, and $0 respectively. The balances of the deferred revenue at September 30, 2024, September 30, 2023, and September 30, 2022 were $0, $431, and $3,299 respectively, and were included in accrued liabilities on the Condensed Consolidated Balance Sheets. The Company recognized $301,249 and $12,928 of deferred revenue in the fiscal years ended September 30, 2024 and September 30, 2023, respectively.

(4)	Other Assets

As of September 30, 2024 and September 30, 2023, respectively, the balance of other assets was $660,170 and $2,442,154, respectively. Other assets at September 30, 2024 are comprised largely of contractually required monitoring center and other equipment, right of use assets, lease deposits, cash used as collateral for a performance bond and deferred income tax. Other assets as of September 30, 2024 exclude amounts classified as held for sale on the Condensed Consolidated Balance Sheet of $246,397. See Note 14 for additional information.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment is amortized using the straight-line method over the contract period between 32 and 40 months. Monitoring center equipment as of September 30, 2024 and 2023, was as follows:

	September 30, 2024	September 30, 2023
Monitoring center equipment	$1,638,411	$1,619,278
Less: accumulated amortization	(1,638,411)	(1,088,825)
Monitoring center equipment, net of accumulated amortization	$-	$530,453

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the twelve-months ended September 30, 2024 and 2023 were $519,341 and $572,135, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period. See Note 7 for details of the borrowings related to the monitoring centers construction and equipment.

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Accrued payroll, taxes and employee benefits	$1,243,926	$1,116,036
Deferred revenue	-	431
Accrued taxes - foreign and domestic	169,951	260,697
Accrued other expense	110,118	108,476
Accrued legal and other professional costs	61,779	80,210
Accrued costs of revenue	214,727	410,726
Right of use liability	128,360	143,846
Deferred financing fees	162,750	-
Accrued interest	547,707	451,417
Total accrued liabilities	$2,639,318	$2,571,839

Accrued liabilities in the table above as of September 30, 2024 exclude amounts classified as held for sale of $636,640. See Note 14 for additional information.

(6)	Related Parties

ETS Limited is currently the beneficial owner of 4,706,579 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board.

(7)	Debt Obligations

Debt obligations, net of debt issuance costs, as of September 30, 2024 and 2023 consisted of the following:

	September 30, 2024	September 30, 2023

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 and December 31 each year. Unamortized issuance costs at September 30, 2024 are $224,803. As of September 30, 2024, $42,864,000 of principal and $547,707 of interest was owed to Conrent. The Company paid Conrent $1,743,136 in interest for the year ended September 30, 2024.

	$42,639,197	$42,743,599

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.56% per annum, with a maturity date of February 6, 2024. This note was paid in full upon maturity.	-	11,435

The unsecured Note Payable Agreement with Banco Santander, net of unamortized issuance costs $0, bearing interest at a rate of 5.04% per annum, with a maturity date of May 11, 2024. This note was paid in full upon maturity.	-	77,670

The unsecured Note Payable Agreement with Banco Estado, net of unamortized issuance costs of $0, bearing interest at a rate of 3.50% per annum, with a maturity date of January 2, 2024. This note was paid in full upon maturity.	-	36,773

The unsecured Note Payable Agreement with HP Financial Services Chile Limitada bearing interest at a rate of 6.61% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	29,118

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $0, bearing interest at a rate of 2.54% per annum, with a maturity date of March 4, 2024. This note was paid in full upon maturity.	-	18,440

The unsecured Note Payable Agreement with Banco de Chile, net of unamortized issuance costs of $3,216, bearing interest at a rate of 3.12% per annum, with a maturity date of February 17, 2025. This loan is included in liabilities held for sale on the Consolidated Balance Sheet.	-	192,547

Total debt obligations	42,639,197	43,109,582
Less: current portion	-	(308,417)
Long-term debt, less current portion	$42,639,197	$42,801,165

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of September 30, 2024, $42,864,000 of principal and $1,743,136 of interest was owed to Conrent.

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

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2024:

Twelve months ended September 30:	Total
2025	-
2026	-
2027	42,864,000
Total	42,864,000
Issuance costs	(224,803)
Debt obligations, net of unamortized issuance costs	$42,639,197

(8)	Preferred Stock

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

As of September 30, 2024, there were no shares of Series A Preferred issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

There were no issuances of Common Stock in fiscal year 2024 or 2023.

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

There were no issuances of restricted shares in fiscal year 2024 or 2023.

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

The Company recorded expense of $3,431 and $159,522 during the fiscal years ended September 30, 2024 and 2023, respectively. As of September 30, 2024 there were 215,000 shares of Common Stock available for issuance under the 2022 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2024 and 2023, the Company granted no options and warrants to purchase shares of Common Stock under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the fiscal years ended September 30, 2024 and 2023, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2024 and no future issuances are expected.

As of September 30, 2024, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2024 and 2023 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	160,881	$1.24	0.60	$-
Granted	-	-	-	-
Expired	(156,193)	(1.24)	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Granted	-	-	-	-
Expired	(4,688)	(1.24)	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2024	-	$-		$-
Exercisable as of September 30, 2024	-	$-	-	$-

(11)	Income Taxes

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

For the fiscal years ended September 30, 2024 and 2023, the Company incurred no net losses for income tax purposes. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2024, the Company had net carryforwards available to offset future taxable income of approximately $162,912,903, $2,101,038 of which expires during the year ended September 30, 2024. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2024, or on net deferred tax asset as of September 30, 2024. In the past, ownership changes of the Company resulted in a Sec. 382 limitation on the future realizability of U.S. state NOLs.  Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of the Sec. 382 limitation did not result in an impact to the provision for income taxes for the year ended September 30, 2024, or on net deferred assets as of September 30, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2024 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The expense for income taxes consisted of the following:

	Fiscal Years Ended
	September 30,
	2024	2023
Current
Federal	$(207,709)	$79,000
State	-	-
Foreign	-	-
Total current	(207,709)	79,000
Deferred
Federal	-	-
State	-	-
Foreign	(381,744)	548,850
Total tax expense	$(589,453)	$627,850

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2024	2023
Net loss carryforwards	$31,667,146	$33,396,062
Accruals and reserves	134,414	(44,816)
Severance indemnity reserve	114,837	98,735
Contributions	3,911	3,911
Depreciation and amortization	(494,657)	(378,920)
Stock-based compensation	-	93,031
Interest expense carryforward	708,230	397,566
Valuation allowance	(31,925,292)	(33,661,256)
Total	$208,589	$(95,687)

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2024 and 2023 are as follows:

	Fiscal Years Ended
	September 30,
	2024	2023
Federal income tax benefit at statutory rate	$(5,004)	$(169,121)
State income tax benefit, net of federal income tax effect	(941)	(31,811)
Effect of foreign income taxes	(383,254)	548,851
Return to provision	(18,566)	(33,604)
Withholding taxes	(207,709)	79,000
Deferred only adjustment	1,746,831	1,740,896
Gain/(Loss) on deductible expenses	15,154	14,493
Change in valuation allowance	(1,735,964)	(1,520,854)
Provision for income taxes	$(589,453)	$627,850

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2019 through September 30, 2024.  The Company was examined by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017. The examinations were closed as of November 29, 2021, with no additional tax assessment.

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

SecureAlert, Inc. v. Federal Government of Mexico (Department of the Interior). On March 24, 2017, SecureAlert Inc. (a predecessor entity to Track Group, Inc. or the Company) filed a complaint as the Plaintiff before the Federal Administrative Tribunal, asserting the failure by defendants to pay claimant amounts agreed to, and due under, the Pluri Annual Contract for the Rendering of Monitoring Services of Internees, through Electric Bracelets, in the Islas Marias Penitentiary Complex dated July 15, 2011. Although preliminary rulings have been unfavorable to the Company, the Company’s counsel continues to review its remaining claims which are upwards of $4.0 million. Based upon the fee arrangement the Company has with its counsel, we anticipate the future liabilities attributable to legal expense will be minimal.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment as of September 30, 2024 and 2023, respectively, are shown in the table below:

	2024	2023
Monitoring equipment operating revenue	$31,319,769	$28,106,916

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items. The amounts as of September 30, 2024 and 2023 exclude operating lease right of use assets and lease liabilities, which were nominal amounts, that were classified as held for sale on the Condensed Consolidated Balance Sheet. See Note 14 for additional information.

	September 30, 2024		September 30, 2023
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$314,767		$403,205	$-
Accrued liabilities		128,360	-	143,846
Long-term liabilities		186,407	-	259,359

The following table summarizes the supplemental cash flow information for the year ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Cash paid for noncancelable operating leases included in operating cash flows	$278,553	$284,897
Right of use assets obtained in exchange for operating lease liabilities:	$61,941	$5,459

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2024 are:

Operating Leases
From October 2024 to September 2025	$138,301
From October 2025 to September 2026	97,577
From October 2026 to September 2027	90,899
From October 2027 to September 2028	4,077
From October 2028 to September 2029	1,377
Thereafter	-
Undiscounted Cash Flow	332,221
Less: imputed interest	(17,454)
Total	$314,767

Reconciliation to lease liabilities:
Lease liabilities - current	$128,360
Lease liabilities - long-term	186,407
Total Lease Liabilities	$314,767

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2024 were 2.67 years and 4%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined. Lease assets are recorded as other assets on the Consolidated Balance Sheet. Lease liabilities are recorded as accrued liabilities and long-term liabilities on the Consolidated Balance Sheet.

Performance Bonds

Prior to September 30, 2024, the Company had one Performance Bond posted with the Customer totaling approximately $1,654,134, of which $1,157,867 was held in an interest-bearing account on behalf of the bank and was previously recorded in other current assets on the Company’s Consolidated Balance Sheets. As disclosed above in Track Group Chile SpA. v. Republic of Chile, the Performance Bond was subject to litigation due to a dispute with the Republic of Chile related to Track Chile’s contract with the Customer; however, the Company, Track Chile and the Republic of Chile entered into the Agreement, thereby settling all litigation. In connection with the settlement, Track Chile agreed to pay the Settlement Payment of 950,600,000CLP ($1,003,543USD) in full satisfaction of all disputes, and in consideration, the Republic of Chile committed to return to Track Chile its Performance Bond in full. The performance bond was returned to the Company on July 12, 2024 in the amount of 1,328,279,704 CLP (approximately $1,397,762 USD based on the exchange rate as of the Effective Date).

The Company has recorded the Settlement Payment in operating expense on the Condensed Consolidated Statements of Operations.

The Company paid interest on the full amount of the performance bond to the financial institution providing the guarantee at 2.8% interest per annum for the performance bond expiring in July 2024.

The Company recorded interest expenses of $34,792 and $54,676 for the years ended September 30, 2024 and September 30, 2023, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2024 and 2023, respectively:

	September 30, 2024			September 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(15,426,897)	$5,693,668	$21,120,565	$(14,358,431)	$6,762,134
Developed technology	12,399,380	(4,133,477)	8,265,903	10,328,125	(2,933,499)	7,394,626
Trade name	139,592	(139,592)	-	139,450	(138,916)	534
Total intangible assets	$33,659,537	$(19,699,966)	$13,959,571	$31,588,140	$(17,430,846)	$14,157,294

The intangible assets summarized above were purchased or developed on various dates from July 2011 through September 30, 2024. The assets have useful lives ranging from three to twenty years.

Total amortization expense for the years ended September 30, 2024 and 2023 was $2,247,513 and $2,616,629, respectively. Included in the total amortization expense was $1,366,019 and $1,724,256 included in cost of revenue in the Consolidated Statements of Operations for the years ended September 30, 2024 and 2023, respectively, and $881,495 and $892,373 in amortization expense included in operating expense in the Consolidated Statements of Operations for the years ended September 30, 2024 and 2023, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2024:

Fiscal Year	Amortization
2025	2,422,431
2026	2,795,334
2027	2,830,641
2028	2,534,145
2029	1,644,656
Thereafter	1,732,364
Total	$13,959,571

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2024. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30, consisted of the following:

	September 30,
	2024	2023
Balance - beginning of year	$7,851,466	$8,061,002
Effect of foreign currency translation on goodwill	89,724	(209,536)
Balance - end of year	$7,941,190	$7,851,466

(14)	Assets and Liabilities Held for Sale

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the assets and liabilities below as held for sale at its fair value, which was a selling price of $1.0 million and accordingly recorded an impairment of $757,130.

The following table summarizes the assets and liabilities held for sale for the year ended September 30, 2024:

September 30,
2024
Assets
Cash	$1,007,410
Accounts receivable, net	321,372
Prepaid expenses	88,358
Property and equipment, net	10,614
Other assets	246,397
Monitoring equipment, net	52,460
Impairment of carrying value	(757,130)
Total assets held for sale	969,481

Liabilities
Accounts payable	37,142
Accrued expenses	636,640
Current portion of long-term debt	58,246
Total liabilities held for sale	$732,028

(15)	Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and determined that, except as set forth below, no subsequent events occurred that are reasonably likely to have an impact on the financial statements presented herein.

On November 1, 2024, Track Group, Inc. (the “Company”) announced the entry into a Stock Purchase Agreement dated October 29, 2024, by and between the Company and Inversiones Santa Hortensia SpA, a stock corporation organized under the laws of Chile (“ISA”) (the “Agreement”), pursuant to which the Company agreed to sell to ISA all of the issued and outstanding shares of capital stock of Track Group – Chile SpA (“Track Group Chile”) beneficially owned by the Company (the “Shares”).  The purchase price of the Shares was $1.0 million USD, which amount will be paid at the closing of the transactions contemplated by the Agreement. The assets and liabilities held for sale at September 30, 2024 were included in the Agreement.