Form 10-Q
period 2024-12-31
Track Group, Inc.
filed 2025-02-07
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of February 3, 2025, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
Assets
Current assets:
Cash	$3,740,043	$3,574,215
Accounts receivable, net of allowance for credit losses of $525,141 and $432,904, respectively	5,319,041	4,428,535
Prepaid expense and deposits	420,680	638,293
Inventory, net of reserves of $99,041 and $82,848, respectively	811,992	582,481
Assets held for sale	-	969,481
Total current assets	10,291,756	10,193,005
Property and equipment, net of accumulated depreciation of $293,419 and $430,003, respectively	351,353	317,206
Monitoring equipment, net of accumulated depreciation of $5,145,204 and $5,982,972, respectively	4,550,033	4,598,864
Intangible assets, net of accumulated amortization of $19,954,086 and $19,699,966, respectively	13,415,776	13,959,571
Goodwill	7,913,369	7,941,190
Other assets, net	1,238,608	660,170
Total assets	$37,760,895	$37,670,006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,336,084	$3,082,467
Accrued liabilities	2,542,932	2,639,318
Liabilities held for sale	-	732,028
Total current liabilities	5,879,016	6,453,813
Long-term debt, net of current portion	42,659,634	42,639,197
Long-term liabilities	679,823	186,407
Total liabilities	49,218,473	49,279,417

Commitments and contingencies (Note 22)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(315,274,178)	(312,691,811)
Accumulated other comprehensive income (loss)	1,214,868	(1,519,332)
Total stockholders’ equity (deficit)	(11,457,578)	(11,609,411)
Total liabilities and stockholders’ equity	$37,760,895	$37,670,006

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenue:
Monitoring and other related services	$8,441,307	$8,674,485
Product sales and other	227,021	292,487
Total revenue	8,668,328	8,966,972

Cost of revenue:
Monitoring, products and other related services	3,508,762	3,973,989
Depreciation & amortization included in cost of revenue	735,224	789,463
Total cost of revenue	4,243,986	4,763,452

Gross profit	4,424,342	4,203,520

Operating expense:
General & administrative	2,431,118	2,757,887
Selling & marketing	901,189	706,531
Research & development	669,391	682,463
Depreciation & amortization	227,553	239,760
Loss on sale of subsidiary	66,483	-
Total operating expense	4,295,734	4,386,641

Operating income (loss)	128,608	(183,121)

Other income (expense):
Interest income	2,839	48,162
Interest expense	(571,798)	(486,084)
Currency exchange rate gain (loss)	(1,499,262)	538,945
Total other income (expense)	(2,068,221)	101,023
Income (loss) before income taxes	(1,939,613)	(82,098)
Income tax expense (benefit)	71,236	(82,559)
Net income (loss) attributable to common stockholders	(2,010,849)	461
Release of cumulative translation adjustment for sale of subsidiary	1,390,913	-
Equity adjustment for sale of subsidiary	571,518	-
Foreign currency translation adjustments	771,769	(106,702)
Comprehensive income (loss)	$723,351	$(106,241)

Net income (loss) per share – basic
Net income (loss) per common share	$(0.17)	$0.00
Weighted average common shares outstanding	11,863,758	11,863,758
Net income (loss) per share – diluted
Net income (loss) per common share	$(0.17)	$0.00
Weighted average common shares outstanding	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,010,849)	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962,777	1,029,223
Bad debt expense	92,237	120,703
Sales allowance	-	(3,065)
Allowance for obsolete inventory	16,192	-
Stock based compensation	-	3,431
Loss on monitoring equipment included in cost of revenue	92,743	98,673
Amortization of debt issuance costs	21,018	35,413
Amortization of monitoring center assets included in cost of revenue	-	134,317
Foreign currency exchange (gain) loss	1,499,262	(538,945)
Loss on disposal of assets	92	-
Loss on sale of subsidiary	66,483	-
Change in assets and liabilities:
Accounts receivable, net	(1,465,656)	(1,238,726)
Inventories, net	(245,703)	315,648
Current assets held for sale	719,201	-
Prepaid expense, deposits and other assets	(235,544)	63,261
Noncurrent assets	(10,614)	-
Accounts payable	259,245	480,200
Accrued liabilities	695,606	141,731
Current liabilities held for sale	(732,028)	-
Other current liabilities	58,246	-
Net cash provided by (used in) operating activities	(217,292)	642,325

Cash flow from investing activities:
Purchase of property and equipment	(41,696)	-
Capitalized software	(404,244)	(369,524)
Purchase of monitoring equipment and parts	(507,048)	(486,991)
Proceeds from sale of subsidiary, net of cash included in sale	748,715	-
Net cash used in investing activities	(204,273)	(856,515)

Cash flow from financing activities:
Principal payments on long-term debt	(11,399)	(124,338)
Payment of deferred financing fees	(52,440)	-
Net cash used in financing activities	(63,839)	(124,338)

Effect of exchange rate changes on cash	(356,178)	12,218

Net decrease in cash	(841,582)	(326,310)
Cash and cash held for sale, beginning of period (See Note 1)	4,581,625	4,057,195
Cash, end of period	$3,740,043	$3,730,885

Cash paid for interest	$7,536	$29,720
Cash paid for taxes	$759	$239

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2024 and results of its operations for the three months ended December 31, 2024. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. The results of operations for the three months ending December 31, 2024, may not be indicative of the results for the fiscal year ending September 30, 2025.

As of December 31, 2024 and September 30, 2024, the Company had an accumulated deficit of $315,274,178 and $312,691,811, respectively. The Company had net loss of ($2,010,849) for the three months ended December 31, 2024 and a net income of $461 for the three months ended December 31, 2023. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of fiscal 2025, we completed the sale of our Chile subsidiary and recognized a $66,483 loss recorded in Loss on sale of subsidiary in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2024. This loss is in addition to a $757,130 impairment on assets held for sale in the fourth quarter of fiscal 2024.

Cash and Cash Held for Sale

Cash and cash held for sale consisted of the following:

	December 31, 2024	September 30, 2024
Cash	$3,740,043	$3,574,215
Cash held for sale	-	1,007,410
Total cash and cash held for sale	$3,740,043	$4,581,625

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active wholly-owned subsidiaries, Track Group Analytics Limited, Track Group Americas, Inc., and Track Group International LTD., as well as activity for our recently sold subsidiary, Track Group - Chile SpA. All significant inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

The Company evaluates all Accounting Standards Updates (each an “ASU”, and collectively, “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

New Accounting Standards or Updates Adopted in Fiscal 2025

No new accounting standards or updates were adopted in Fiscal 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses.” The Board is issuing the amendments in this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in fiscal year 2028.

No other new accounting pronouncements issued or effective as of December 31, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group International Ltd.; and (ii) Track Group Analytics Limited, respectively. The Chilean Peso is the functional currency of our recently sold subsidiary, Track Group Chile SpA. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at December 31, 2024.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). At December 31, 2024 and 2023, there were no stock options or warrants outstanding.

(7) REVENUE RECOGNITION

Our revenue is predominantly derived from two sources: (i) monitoring services, and (ii) product sales.

Monitoring and Other Related Services

Monitoring services include two components: (i) lease contracts pursuant to which the Company provides monitoring services and leased devices to distributors or end users and the Company retains ownership of the leased device; and (ii) monitoring services purchased by distributors or end users who have previously purchased monitoring devices and opt to use the Company’s monitoring services. The Company recognizes revenue on leased devices and monitoring services at the end of each month the services have been provided and payment terms are 30 days from the invoice date. Payment due or received from the customers prior to rendering the associated services are recorded as deferred revenue.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements during the three months ended December 31, 2024 and 2023.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$6,473,657	75%	$6,457,328	72%
Latin America	1,973,054	23%	2,332,787	26%
Other	221,617	2%	176,857	2%
Total	$8,668,328	100%	$8,966,972	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 97% for the three months ended December 31, 2024 and 2023) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Caymen Islands and the U.S. Virgin Islands. Other includes Canada.

The balance of accounts receivable at December 31, 2024 of $5,319,041 includes an unbilled balance of $0 and the balance of accounts receivable at September 30, 2024 of $4,428,535 does not include an unbilled balance of $495,969, which was included in assets held for sale on the Consolidated Balance Sheet. The balance of accounts receivable at October 1, 2023 of $4,536,916 included an unbilled balance of $490,848. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of December 31, 2024, the Company had an allowance for credit losses of $525,141, which includes an allowance for credit memos of $70,000, at September 30, 2024 an allowance for credit losses of $432,904, which included an allowance for credit memos of $70,000, and at October 1, 2023 an allowance for credit losses of $178,095, which included an allowance for credit memos of $23,065.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the three months ended December 31, 2024:

Three Months Ended December 31, 2024
Balance - beginning of period	$432,904
Increase to provision for credit losses	92,237
Balance - end of period	$525,141

For the three months ended December 31, 2024 and 2023, the Company wrote-off accounts receivables of $0 and $14, respectively. The balances of deferred revenue at December 31, 2024, September 30, 2024, and October 1, 2023 were $0, $0, and $431, respectively. The Company recognized $0 and $150,431 of deferred revenue in the three months ended December 31, 2024 and 2023, respectively.

(8) PREPAID EXPENSE AND DEPOSITS

As of December 31, 2024 and September 30, 2024, the outstanding balance of prepaid expense and deposits was $420,680 and $638,293, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2024 and September 30, 2024, inventory consisted of the following:

	December 31, 2024	September 30, 2024
Monitoring equipment component boards inventory	$911,033	$665,329
Reserve for damaged or obsolete inventory	(99,041)	(82,848)
Total inventory, net of reserves	$811,992	$582,481

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $16,192 and $0 during the three months ended December 31, 2024 and 2023, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Equipment, software and tooling	$115,496	$114,088
Leasehold improvements	98,979	237,722
Furniture and fixtures	127,297	120,364
New device fixed assets	303,000	275,035
Total property and equipment before accumulated depreciation	644,772	747,209
Accumulated depreciation	(293,419)	(430,003)
Property and equipment, net of accumulated depreciation	$351,353	$317,206

Property and equipment depreciation expense for the three months ended December 31, 2024 and 2023 was $7,312 and $18,989, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of December 31, 2024 and September 30, 2024 is as follows:

	December 31, 2024	September 30, 2024
Monitoring equipment	$9,695,237	$10,581,836
Less: accumulated depreciation	(5,145,204)	(5,982,972)
Monitoring equipment, net of accumulated depreciation	$4,550,033	$4,598,864

Depreciation of monitoring equipment for the three months ended December 31, 2024 and 2023 was $447,051 and $382,453, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations. During the three months ended December 31, 2024 and 2023, the Company recorded charges of $71,868 and $98,673, respectively, for devices that were lost, stolen or damaged. Lost, stolen or damaged items are included in cost of revenue - Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at December 31, 2024 and September 30, 2024:

	December 31, 2024			September 30, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(15,647,138)	$5,473,427	$21,120,565	$(15,426,897)	$5,693,668
Developed technology	12,111,473	(4,169,124)	7,942,349	12,399,380	(4,133,477)	8,265,903
Trade name	137,824	(137,824)	-	139,592	(139,592)	-
Total intangible assets	$33,369,862	$(19,954,086)	$13,415,776	$33,659,537	$(19,699,966)	$13,959,571

The intangible assets summarized above were purchased or developed on various dates from July 2011 through December 31, 2024.

Total amortization expense for the three months ended December 31, 2024 and 2023 was $508,414 and $627,781, respectively. Included in the total amortization expense was $288,173 and $407,010 included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended December 31, 2024 and 2023, respectively, and $220,241 and $220,771 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended December 31, 2024 and 2023, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of December 31, 2024:

Twelve months ended December 31:	Amortization
2025	2,440,086
2026	2,768,407
2027	2,804,301
2028	2,246,189
2029	1,688,078
Thereafter	1,468,715
Total	$13,415,776

(13) GOODWILL

The following table summarizes the activity of Goodwill at December 31, 2024 and September 30, 2024, respectively:

	Three Months Ended December 31, 2024	Year Ended September 30, 2024
Balance - beginning of period	$7,941,190	$7,851,466
Effect of foreign currency translation on goodwill	(27,821)	89,724
Balance - end of period	$7,913,369	$7,941,190

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2024.

(14) OTHER ASSETS

As of December 31, 2024 and September 30, 2024, the balance of other assets was $1,238,608 and $660,170, respectively. Other assets at December 31, 2024 are comprised largely of right of use assets, lease deposits, cash used as collateral for a performance bond and deferred income tax. Other assets as of December 31, 2024 and September 30, 2024 exclude amounts classified as held for sale on the Condensed Consolidated Balance Sheet of $0 and $246,397, respectively. See Note 23 for additional information.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended December 31, 2024 and 2023, respectively, are shown in the table below:

	Three Months Ended December 31,
	2024	2023
Monitoring equipment operating revenue	$7,712,146	$7,317,614

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of December 31, 2024 and September 30, 2024.

	December 31, 2024		September 30, 2024
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$879,210		$314,767
Accrued liabilities		199,387		128,360
Long-term liabilities		679,823		186,407

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023

Cash paid for noncancelable operating leases included in operating cash flows	$62,087	$69,940
Right of use assets obtained in exchange for operating lease liabilities	$627,701	$43,974

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2024 are:

Operating Leases
From January 2025 to December 2025	$236,496
From January 2026 to December 2026	232,672
From January 2027 to December 2027	207,236
From January 2028 to December 2028	149,423
From January 2029 to December 2029	152,013
Thereafter	-
Undiscounted Cash Flow	977,840
Less: imputed interest	(98,630)
Total	$879,210

Reconciliation to lease liabilities:
Lease liabilities - current	$199,387
Lease liabilities - long-term	679,823
Total Lease Liabilities	$879,210

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 4.30 years and 4.7%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Accrued payroll, taxes and employee benefits	$662,960	$1,243,926
Accrued taxes - foreign and domestic	172,651	169,951
Accrued other expense	91,515	110,118
Accrued legal and other professional costs	118,812	61,779
Accrued costs of revenue	91,884	214,727
Right of use liability	199,387	128,360
Deferred financing fees	110,310	162,750
Accrued interest	1,095,413	547,707
Total accrued liabilities	$2,542,932	$2,639,318

Accrued liabilities in the table above as of December 31, 2024 and September 30, 2024 exclude amounts classified as held for sale of $0 and $636,640, respectively. See Note 23 for additional information.

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

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of December 31, 2024 and September 30, 2024, consisted of the following:

	December 31, 2024	September 30, 2024

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at December 31, 2024 are $204,366. As of December 31, 2024, $42,864,000 of principal and $1,095,413 of interest was owed to Conrent. The Company paid Conrent $0 in interest for the three months ended December 31, 2024 and 2023.

	$42,659,634	$42,639,197

Total debt obligations	42,659,634	42,639,197
Less: current portion	-	-
Long-term debt, less current portion	$42,659,634	$42,639,197

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of December 31, 2024, $42,864,000 of principal and $1,095,413 of interest was owed to Conrent.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2024:

Twelve months ended December 31:	Total
2025	$-
2026	-
2027	42,864,000
Total	42,864,000
Issuance costs	(204,366)
Debt obligations, net of unamortized issuance costs	$42,659,634

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of December 31, 2024, there were no shares of Preferred Stock outstanding.

No dividends were paid during the three months ended December 31, 2024 or 2023, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the three months ended December 31, 2024.

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

As of December 31, 2024, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the three months ended December 31, 2024 and 2023.

The Company recorded expense of $0 and $3,431 for the three months ended December 31, 2024 and 2023, respectively, related to the 2022 Plan. As of December 31, 2024, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the predecessor 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2024 and 2023, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the three months ended December 31, 2024 and 2023, respectively, related to the issuance and vesting of outstanding options and warrants.

There are no outstanding options or warrants at December 31, 2024 and no future issuances are expected.

As of December 31, 2024, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

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

(23) SALE OF SUBSIDIARY

On November 1, 2024, the Company announced the entry into a Stock Purchase Agreement dated October 29, 2024, by and between the Company and Inversiones Santa Hortensia SpA, a stock corporation organized under the laws of Chile (“ISA”) (the “Agreement”), pursuant to which the Company agreed to sell to ISA all of the issued and outstanding shares of capital stock of Track Group – Chile SpA (“Track Group Chile”) beneficially owned by the Company (the “Shares”).  The purchase price of the Shares was $1.0 million USD, paid at the closing of the transactions contemplated by the Agreement.

In connection with the execution of the Agreement, the Company and ISA entered into certain related agreements, including a Track Group Chile Transition Services Agreement, the OTD Sale and Service Agreement and the Trademark License Agreement (together, the “Related Agreements”).  Under the terms of the Related Agreements, the Company will (i) sell and continue to provide Track Group Chile with certain offender Tracking Devices, and related software and will provide the necessary technical service regarding the products it sells and/or supplies to Track Group Chile; (ii) provide certain transition services to Track Group Chile; and (iii) license to Track Group Chile the right to use the trademark Track Group.

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the assets and liabilities below as held for sale at its fair value, which was a selling price of $1.0 million and accordingly recorded an impairment of $757,130 in the Condensed Consolidated Statements of Operations.

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2024. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

Proceeds from sale of subsidiary	$1,000,000
Net assets and liabilities, including $251,285 of cash	324,430
Cumulative translation adjustment released to net loss	(1,390,913)
Loss on sale of subsidiary	$(66,483)

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and determined that no subsequent events occurred that were reasonably expected to have an impact on the financial statements presented herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. During the three months ended December 31, 2024, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended December 31, 2024 compared to Three Months Ended December 31, 2023

Revenue

For the three months ended December 31, 2024, the Company recognized total revenue from operations of $8,668,328 compared to $8,966,972 for the three months ended December 31, 2023, a decrease of $298,644 or approximately 3.3%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Michigan and Virginia, and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois, Puerto Rico and the Bahamas who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended December 31, 2024 decreased to $227,021 from $292,487 in the same period in 2023, a decrease of $65,466 or approximately 22%. The decrease in product and other revenue was largely due to decreased international product sales, principally to a customer in Brazil, partially offset by an increase in product sales to a customer in Chile. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2024 and the beginning of Fiscal 2025 to within industry acceptable lead times.

Cost of Revenue

During the three months ended December 31, 2024, cost of revenue totaled $4,243,986 compared to cost of revenue during the three months ended December 31, 2023 of $4,763,452, a decrease of $519,466 or 11%. The decrease in cost of revenue was largely the result of lower device repair costs of $49,182, lower communication costs of $61,002 and lower monitoring center costs of $347,378.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2024 and 2023 totaled $735,224 and $789,463, respectively, a decrease of $54,239 or 7%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $112,500 for fully amortized device royalties, partially offset by an increase in device depreciation of $64,598. Devices are depreciated over either a three- or five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended December 31, 2024, gross profit totaled $4,424,342, resulting in a gross margin of approximately 51%. During the three months ended December 31, 2023, gross profit totaled $4,203,520, resulting in a gross margin of approximately 47%. The increase in absolute gross profit of $220,822 is due to a decrease in monitoring center costs, partially offset by a decrease in revenue.

General and Administrative Expense

During the three months ended December 31, 2024, general and administrative expense totaled $2,431,118 compared to $2,757,887 for the three months ended December 31, 2023. The decrease of $326,769 or approximately 12% is due to a decrease in payroll, benefits, and payroll taxes of $275,386 primarily due to the sale of our Chile subsidiary on November 1, 2024 and a decrease in bad debt expense of $120,703 due to this now being recorded in sales and marketing.

Selling and Marketing Expense

During the three months ended December 31, 2024, selling and marketing expense totaled $901,189 compared to $706,531 for the three months ended December 31, 2023. The increase of $194,658 or approximately 28% resulted largely from higher bad debt expense of $92,237 due to this previously being recorded in general and administrative expense and higher payroll, benefits, and payroll taxes of $105,674 due to open sales and marketing positions in the first quarter of 2024.

Research and Development Expense

During the three months ended December 31, 2024, research and development expense totaled $669,391 compared to $682,463 for the three months ended December 31, 2023. The nominal decrease was largely due to decreased payroll, benefits and payroll taxes.

Depreciation and Amortization Expense

During the three months ended December 31, 2024, depreciation and amortization expense totaled $227,553 compared to $239,760 for the three months ended December 31, 2023, a decrease of $12,207 or approximately 5%, largely due to fully depreciated fixed assets.

Loss on Sale of Subsidiary

On November 1, 2024, we completed the sale of a Chile subsidiary and recognized a loss of $66,483. See Note 23 to the Consolidated Financial Statements for additional information.

Total Operating Expense

During the three months ended December 31, 2024, total operating expense decreased to $4,295,734 compared to $4,386,641 for the three months ended December 31, 2023, a decrease of $90,907 or approximately 2%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended December 31, 2024, operating income was $128,608 compared to operating loss of ($183,121) for the three months ended December 31, 2023. The increase of $311,729 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

For the three months ended December 31, 2024, other expense totaled ($2,068,221) compared to other income of $101,023 for the three months ended December 31, 2023, an increase of $2,169,244. The increase in other expense is largely due to an increase in currency exchange rate loss of $2,038,207 between the US Dollar vs. the Chilean Peso, Canadian Dollar, and New Israeli Shekel, compared to the prior fiscal period and an increase in interest expense of $85,714 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of ($2,010,849) for the three months ended December 31, 2024, compared to net income attributable to common stockholders of $461 for the three months ended December 31, 2023, an increase in net loss of $2,011,310. This increase in net loss is largely due to an increase in currency exchange rate loss.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 ($238,000USD at conversion rate at time of signing new agreement in April 2023) in five annual installments to Conrent. As of December 31, 2024, $42,864,000 of principal and $1,095,413 of interest was owed to Conrent.

No borrowings or sales of equity securities occurred during the three months ended December 31, 2024 or 2023.

Net Cash Flows Provided by (Used in) Operating Activities.

During the three months ended December 31, 2024, we had cash used in operating activities of ($217,292), compared to cash provided by operating activities of $642,325 for the three months ended December 31, 2023, representing a decrease of $859,617. The decrease in cash from operations was largely the result of increases in payments to vendors and decreases in collections from customers, partially offset by an increase in operating income.

Net Cash Flows Used in Investing Activities.

The Company used $204,273 of cash from investing activities during the three months ended December 31, 2024, compared to $856,515 of cash used for investing activities during the three months ended December 31, 2023. The decrease of $652,242 or 76% was largely the result of proceeds from the sale of our Chile subsidiary, net of cash included in the sale of $748,715.

Net Cash Flows Used in Financing Activities.

The Company used $63,839 of cash for financing activities during the three months ended December 31, 2024, compared to $124,338 during the three months ended December 31, 2023. Cash used for financing activities was for payment of deferred financing fees.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2024, the Company had unrestricted cash of $3,740,043, compared to unrestricted cash of $3,574,215 as of September 30, 2024. As of December 31, 2024, we had working capital of $4,412,740, compared to working capital of $3,739,192 as of September 30, 2024. This increase in working capital of $673,548 is principally due to an increase in cash, accounts receivable and inventory, partially offset by an increase in accounts payable.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the facility agreement (the “Amendment”) originally executed by and between the parties on December 30, 2013 and amended multiple times (the “Amended Facility Agreement”). The latest Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the maturity date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of December 31, 2024, $42,864,000 of principal and $1,095,413 of interest was owed to Conrent.

During the fiscal year ended September 30, 2021, the Company borrowed approximately $1.95 million through six notes payable to fund the construction of monitoring centers in Chile required by our new contract. Five of the six notes have matured and the remaining note was sold with our Chile subsidiary in the first quarter of fiscal 2025. This remaining note payable was included in liabilities held for sale on the Consolidated Balance Sheet at September 30, 2024. No additional funds were borrowed during the three months ended December 31, 2024 and 2023.

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

Foreign Currency Risks

We had $485,173 and $1,515,051 in foreign currency revenue from sources outside of the United States for the three months ended December 31, 2024 and 2023, respectively. Our foreign currency revenue was made up of sales in our Chile subsidiary prior to the sale in the first quarter of fiscal 2025. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange loss of ($1,499,262) and foreign exchange gain of $538,945 in the three months ended December 31, 2024 and 2023, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso, Canadian dollar, and New Israeli Shekel. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2024.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2024, filed on December 23, 2024. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

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

Track Group, Inc.

Date: February 7, 2025	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2025	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)