Form 10-Q
period 2025-03-31
Track Group, Inc.
filed 2025-05-14
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2025, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
Assets
Current assets:
Cash	$3,416,045	$3,574,215
Accounts receivable, net of allowance for credit losses of $396,667 and $432,904, respectively	5,085,595	4,428,535
Prepaid expense and deposits	432,520	638,293
Inventory, net of reserves of $88,024 and $82,848, respectively	915,816	582,481
Assets held for sale	-	969,481
Total current assets	9,849,976	10,193,005
Property and equipment, net of accumulated depreciation of $300,052 and $430,003, respectively	392,423	317,206
Monitoring equipment, net of accumulated depreciation of $5,295,826 and $5,982,972, respectively	4,367,904	4,598,864
Intangible assets, net of accumulated amortization of $20,460,576 and $19,699,966, respectively	13,337,224	13,959,571
Goodwill	7,859,645	7,941,190
Other assets, net	1,160,885	660,170
Total assets	$36,968,057	$37,670,006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,398,228	$3,082,467
Accrued liabilities	3,318,453	2,639,318
Liabilities held for sale	-	732,028
Total current liabilities	5,716,681	6,453,813
Long-term debt, net of current portion	42,680,070	42,639,197
Long-term liabilities	631,709	186,407
Total liabilities	49,028,460	49,279,417

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(315,791,294)	(312,691,811)
Accumulated other comprehensive income (loss)	1,129,159	(1,519,332)
Total stockholders’ equity (deficit)	(12,060,403)	(11,609,411)
Total liabilities and stockholders’ equity (deficit)	$36,968,057	$37,670,006

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenue:
Monitoring and other related services	$7,867,975	$8,758,650	$16,309,282	$17,433,136
Product sales and other	484,345	232,570	711,366	525,057
Total revenue	8,352,320	8,991,220	17,020,648	17,958,193

Cost of revenue:
Monitoring, products and other related services	3,515,023	4,230,498	7,023,784	8,204,487
Depreciation & amortization included in cost of revenue	723,331	793,887	1,458,556	1,583,351
Total cost of revenue	4,238,354	5,024,385	8,482,340	9,787,838

Gross profit	4,113,966	3,966,835	8,538,308	8,170,355

Operating expense:
General & administrative	2,127,145	3,173,866	4,558,263	5,931,753
Selling & marketing	964,743	810,441	1,865,932	1,516,972
Research & development	750,650	701,183	1,420,040	1,383,646
Depreciation & amortization	227,385	236,524	454,938	476,284
Loss on sale of subsidiary	-	-	66,483	-
Total operating expense	4,069,923	4,922,014	8,365,656	9,308,655

Operating income (loss)	44,043	(955,179)	172,652	(1,138,300)

Other income (expense):
Interest expense, net	(565,844)	(428,868)	(1,134,804)	(866,791)
Currency exchange rate gain (loss)	34,830	(519,933)	(1,464,432)	19,013
Other income (expense), net	-	(3,443)	-	(3,443)
Total other income (expense)	(531,014)	(952,244)	(2,599,236)	(851,221)
Income (loss) before income taxes	(486,971)	(1,907,423)	(2,426,584)	(1,989,521)
Income tax expense (benefit)	30,145	(4,348)	101,381	(86,907)
Net income (loss) attributable to common shareholders	(517,116)	(1,903,075)	(2,527,965)	(1,902,614)
Release of cumulative translation adjustment for sale of subsidiary	-	-	1,390,913	-
Equity adjustment for sale of subsidiary	-	-	571,518	-
Foreign currency translation adjustments	(85,709)	(36,754)	686,060	(143,456)
Comprehensive income (loss)	$(602,825)	$(1,939,829)	$120,526	$(2,046,070)

Net income (loss) per share –basic:
Net income (loss) per share	$(0.04)	$(0.16)	$(0.21)	$(0.17)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.04)	$(0.16)	$(0.21)	$(0.17)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)
Foreign currency translation adjustments	-	-	-	-	(85,709)	(85,709)
Net loss	-	-	-	(517,116)	-	(517,116)
Balance March 31, 2025	11,863,758	$1,186	$302,600,546	$(315,791,294)	$1,129,159	$(12,060,403)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)
Foreign currency translation adjustments	-	-	-	-	(36,754)	(36,754)
Net loss	-	-	-	(1,903,075)	-	(1,903,075)
Balance March 31, 2024	11,863,758	$1,186	$302,600,546	$(311,513,011)	$(1,624,293)	$(10,535,572)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,527,965)	$(1,902,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,913,494	2,059,635
Bad debt expense	249,281	203,972
Sales allowance	(60,000)	56,935
Allowance for obsolete inventory	5,175	-
Stock based compensation	-	3,431
Deferred Taxes	16,484	-
Loss on monitoring equipment included in cost of revenue	179,631	147,087
Amortization of debt issuance costs	41,454	68,847
Amortization of monitoring center assets included in cost of revenue	-	261,487
Foreign currency exchange (gain) loss	1,464,432	(19,013)
Right of use assets/liabilities	2,695	-
Loss on disposal of assets	397	3,443
Loss on sale of subsidiary	66,483	-
Change in assets and liabilities:
Accounts receivable, net	(1,329,253)	(1,274,177)
Inventories, net	(338,511)	313,040
Current assets held for sale	719,201	-
Prepaid expense, deposits and other assets	(243,334)	276,330
Noncurrent assets	(10,614)	-
Accounts payable	(678,611)	846,413
Accrued liabilities	1,474,477	1,000,005
Current liabilities held for sale	(732,028)	-
Other current liabilities	58,246	-
Net cash provided by operating activities	271,134	2,044,821

Cash flow used in investing activities:
Purchase of property and equipment	(90,210)	(3,280)
Capitalized software	(814,360)	(1,151,324)
Purchase of monitoring equipment and parts	(857,277)	(755,912)
Proceeds from sale of subsidiary, net of cash included in sale	748,715	-
Net cash used in investing activities	(1,013,132)	(1,910,516)

Cash flow used in financing activities:
Principal payments on long-term debt	(11,399)	(212,482)
Payment of deferred financing fees	(52,440)	(38,339)
Net cash used in financing activities	(63,839)	(250,821)

Effect of exchange rate changes on cash	(359,743)	(295,028)

Net decrease in cash	(1,165,580)	(411,544)
Cash and cash held for sale, beginning of period (See Note 1)	4,581,625	4,057,195
Cash, end of period	$3,416,045	$3,645,651

Cash paid for interest	$42,617	$432,874
Cash paid for taxes	$91,076	$29,334

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2025 and results of its operations for the three and six months ended March 31, 2025. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. The results of operations for the three and six months ending March 31, 2025, may not be indicative of the results for the fiscal year ending September 30, 2025.

As of March 31, 2025 and September 30, 2024, the Company had an accumulated deficit of $315,791,294 and $312,691,811, respectively. The Company had net loss of $2,527,965 for the six months ended March 31, 2025 and a net loss of $1,902,614 for the six months ended March 31, 2024. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of fiscal 2025, we completed the sale of our Chile subsidiary and recognized a $66,483 loss recorded in Loss on sale of subsidiary in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended March 31, 2025. This loss is in addition to a $757,130 impairment on assets held for sale in the fourth quarter of fiscal 2024.

Cash and Cash Held for Sale

Cash and cash held for sale consisted of the following:

	March 31, 2025	September 30, 2024
Cash	$3,416,045	$3,574,215
Cash held for sale	-	1,007,410
Total cash and cash held for sale	$3,416,045	$4,581,625

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

No other new accounting pronouncements issued or effective as of March 31, 2025 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group International Ltd.; and (ii) Track Group Analytics Limited, respectively. The Chilean Peso is the functional currency of our recently sold subsidiary, Track Group - Chile SpA. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at March 31, 2025.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). At March 31, 2025 and 2024, there were no stock options or warrants outstanding.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements during the six months ended March 31, 2025 and 2024.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	6,434,249	77%	$6,523,541	73%
Latin America	1,667,521	20%	2,334,474	26%
Canada	250,550	3%	133,205	1%
Total	$8,352,320	100%	$8,991,220	100%

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	12,907,906	76%	$12,980,869	72%
Latin America	3,640,575	21%	4,667,261	26%
Canada	472,167	3%	310,063	2%
Total	$17,020,648	100%	$17,958,193	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 94% and 97% for the three months ended March 31, 2025 and 2024, respectively, and approximately 96% and 97% for the six months ended March 31, 2025 and 2024, respectively). Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Caymen Islands, Paraguay and the U.S. Virgin Islands.

The balance of accounts receivable at March 31, 2025 of $5,085,595 includes an unbilled balance of $0, and the balance of accounts receivable at September 30, 2024 of $4,428,535 does not include an unbilled balance of $495,969, which was included in assets held for sale on the Consolidated Balance Sheet. The balance of accounts receivable at October 1, 2023 of $4,536,916 included an unbilled balance of $490,848. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of March 31, 2025, the Company had an allowance for credit losses of $396,667, which includes an allowance for credit memos of $10,000. As of September 30, 2024, the Company had an allowance for credit losses of $432,904, which included an allowance for credit memos of $70,000. As of October 1, 2023, the Company had an allowance for credit losses of $178,095, which included allowance for credit memos of $23,065.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the six months ended March 31, 2025:

Six Months Ended March 31, 2025
Balance – beginning of period	$432,904
Increase to provision for credit losses	189,281
Write offs charged against allowance	(225,518)
Balance – end of period	$396,667

For the three months ended March 31, 2025 and 2024, the Company wrote-off accounts receivables of $225,518 and $24,819, respectively. For the six months ended March 31, 2025 and 2024, the Company wrote-off accounts receivables of $225,518 and $24,832, respectively.

The balances of deferred revenue at March 31, 2025, September 30, 2024, and October 1, 2023 were $74,385, $0, and $431, respectively. The Company recognized $0 and $150,431 of deferred revenue in the three months ended March 31, 2025 and 2024, respectively, and $0 and $150,431 of deferred revenue in the six months ended March 31, 2025 and 2024, respectively

(8) PREPAID EXPENSE AND DEPOSITS

As of March 31, 2025 and September 30, 2024, the outstanding balance of prepaid expense and deposits was $432,520 and $638,293, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2025 and September 30, 2024, inventory consisted of the following:

	March 31, 2025	September 30, 2024
Monitoring equipment component boards inventory	$1,003,840	$665,329
Reserve for damaged or obsolete inventory	(88,024)	(82,848)
Total inventory, net of reserves	$915,816	$582,481

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded a recovery of $11,017 and charges of $0 during the three months ended March 31, 2025 and 2024, respectively, and charges of $5,175 and $0 during the six months ended March 31, 2025 and 2024, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Equipment, software and tooling	$128,164	$114,088
Leasehold improvements	98,979	237,722
Furniture and fixtures	130,804	120,364
New device fixed assets	334,528	275,035
Total property and equipment before accumulated depreciation	692,475	747,209
Accumulated depreciation	(300,052)	(430,003)
Property and equipment, net of accumulated depreciation	$392,423	$317,206

Property and equipment depreciation expense for the three months ended March 31, 2025 and 2024 was $7,144 and $16,283, respectively. Property and equipment depreciation expense for the six months ended March 31, 2025 and 2024 was $14,455 and $35,272, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of March 31, 2025 and September 30, 2024 is as follows:

	March 31, 2025	September 30, 2024
Monitoring equipment	$9,663,730	$10,581,836
Less: accumulated depreciation	(5,295,826)	(5,982,972)
Monitoring equipment, net of accumulated depreciation	$4,367,904	$4,598,864

Depreciation of monitoring equipment for the three months ended March 31, 2025 and 2024 was $445,470 and $421,653, respectively. Depreciation of monitoring equipment for the six months ended March 31, 2025 and 2024 was $892,522 and $804,107, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2025 and 2024, the Company recorded charges of $47,241 and $48,414, respectively, for devices that were lost, stolen or damaged and $39,647 and $0, respectively, for devices that were sold. During the six months ended March 31, 2025 and 2024, the Company recorded charges of $119,108 and $147,087, respectively, for devices that were lost, stolen or damaged and $60,523 and $0, respectively, for devices that were sold. Lost, stolen or damaged items are included in cost of revenue - Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(15,867,379)	$5,253,186	$21,120,565	$(15,426,897)	$5,693,668
Developed technology	12,539,366	(4,455,328)	8,084,038	12,399,380	(4,133,477)	8,265,903
Trade name	137,869	(137,869)	-	139,592	(139,592)	-
Total intangible assets	$33,797,800	$(20,460,576)	$13,337,224	$33,659,537	$(19,699,966)	$13,959,571

The intangible assets summarized above were purchased or developed on various dates from July 2011 through March 31, 2025.

Total amortization expense for the three months ended March 31, 2025 and 2024 was $498,102 and $592,475, respectively. Included in the total amortization expense was $277,861 and $372,234 included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended March 31, 2025 and 2024, respectively and $220,241 and $220,241 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended March 31, 2025 and 2024, respectively.

Total amortization expense for the six months ended March 31, 2025 and 2024 was $1,006,517 and $1,220,256, respectively. Included in the total amortization expense was $566,034 and $779,244 included in cost of revenue on the Condensed Consolidated Statements of Operations for six months ended March 31, 2025 and 2024, respectively and $440,483 and $441,012 amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for six months ended March 31, 2025 and 2024, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of March 31, 2025:

Twelve months ended March 31:	Amortization
2026	2,490,084
2027	2,852,923
2028	2,889,077
2029	2,050,566
2030	1,771,062
Thereafter	1,283,512
Total	$13,337,224

(13) GOODWILL

The following table summarizes the activity of Goodwill at March 31, 2025 and September 30, 2024, respectively:

	Six Months Ended March 31, 2025	Year Ended September 30, 2024
Balance - beginning of period	$7,941,190	$7,851,466
Effect of foreign currency translation on goodwill	(81,545)	89,724
Balance - end of period	$7,859,645	$7,941,190

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2025.

(14) OTHER ASSETS

As of March 31, 2025 and September 30, 2024, the balance of other assets was $1,160,885 and $660,170, respectively. Other assets at March 31, 2025 are comprised largely of right of use assets, lease deposits, cash used as collateral for a performance bond and deferred income tax. Other assets as of March 31, 2025 and September 30, 2024 exclude amounts classified as held for sale on the Condensed Consolidated Balance Sheet of $0 and $246,397, respectively.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended March 31, 2025 and 2024, respectively, are shown in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Monitoring equipment operating revenue	$7,180,445	$7,536,163	$14,892,591	$14,853,777

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of March 31, 2025 and September 30, 2024.

	March 31, 2025		September 30, 2024
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$822,022		$314,767
Accrued liabilities		193,008		128,360
Long-term liabilities		631,709		186,407

The following table summarizes the supplemental cash flow information for the three months ended March 31, 2025 and 2024:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Cash paid for noncancelable operating leases included in operating cash flows	$136,264	$138,870
Right of use assets obtained in exchange for operating lease liabilities	$627,701	$61,941

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2025 are:

Twelve Months Ended March 31:	Operating Leases
2026	$227,448
2027	234,465
2028	184,949
2029	150,315
2030	113,596
Thereafter	-
Undiscounted Cash Flow	910,773
Less: imputed interest	(86,056)
Total	$824,717

Reconciliation to lease liabilities:
Lease liabilities - current	$193,008
Lease liabilities - long-term	631,709
Total Lease Liabilities	$824,717

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2025 were 4.07 years and 4.7%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Accrued payroll, taxes and employee benefits	$1,035,147	$1,243,926
Deferred revenue	74,385	-
Accrued taxes - foreign and domestic	5,594	169,951
Accrued other expense	94,920	110,118
Accrued legal and other professional costs	46,557	61,779
Accrued costs of revenue	127,319	214,727
Right of use liability	193,008	128,360
Deferred financing fees	110,310	162,750
Accrued interest	1,631,213	547,707
Total accrued liabilities	$3,318,453	$2,639,318

Accrued liabilities in the table above as of March 31, 2025 and September 30, 2024 exclude amounts classified as held for sale of $0 and $636,640, respectively.

(17) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,706,579 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A now former Director of ETS Limited was elected to the Company's current Board of Directors (the “Board”) on February 7, 2018 and is still serving on the Board.

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2025 and September 30, 2024, consisted of the following:

	March 31, 2025	September 30, 2024

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at March 31, 2025 are $183,930. As of March 31, 2025, $42,864,000 of principal and $1,631,213 of interest was owed to Conrent. The Company has not paid Conrent any interest for the six months ended March 31, 2025.

	$42,680,070	$42,639,197
Total debt obligations	42,680,070	42,639,197
Less: current portion	-	-
Long-term debt, less current portion	$42,680,070	$42,639,197

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. As of March 31, 2025, $42,864,000 of principal and $1,631,213 of interest was owed to Conrent.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2025:

Twelve months ended March 31:	Total
2026	$-
2027	-
2028	42,864,000
Total	42,864,000
Issuance costs	(183,930)
Debt obligations, net of unamortized issuance costs	$42,680,070

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of March 31, 2025, there were no shares of Preferred Stock outstanding.

No dividends were paid during the six months ended March 31, 2025 or 2024, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the six months ended March 31, 2025.

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

As of March 31, 2025, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the six months ended March 31, 2025 and 2024.

The Company recorded no expense for the three months ended March 31, 2025 and 2024, related to the 2022 Plan, and $0 and $3,431 for the six months ended March 31, 2025 and 2024 respectively. As of March 31, 2025, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the predecessor 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months and six ended March 31, 2025 and 2024, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the three and six months ended March 31, 2025 and 2024, respectively, related to the issuance and vesting of outstanding options and warrants.

There are no outstanding options or warrants at March 31, 2025 and no future issuances are expected.

As of March 31, 2025, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. In January 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to recover allegedly fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stemmed from payments made to ISS between 2014 and 2017 by the government of Puerto Rico for services rendered. During the quarter ended March 31, 2025, the Company, without admitting liability, entered into a settlement agreement with the Commonwealth, resulting in the payment by the Company of an immaterial amount to the Trustee. A dismissal of the case with prejudice was entered on April 7, 2025 following the tender of the settlement payment.

Kevin Barnes v. Track Group, Inc., et. al. On December 28, 2023, the Company was served with a second amended complaint filed in the Circuit Court of Cook County, Illinois naming the Company and alleging strict liability and negligence against the Company and other defendants related to alleged injuries sustained by Barnes from an electronic monitoring device. To avoid the costs and risks of continued litigation, the Company’s insurer, without admitting liability, settled the litigation for an immaterial amount, and the case was dismissed on April 9, 2025.

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, Plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

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

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2025. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. During the six months ended March 31, 2025, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Revenue

For the three months ended March 31, 2025, the Company recognized total revenue from operations of $8,352,320 compared to $8,991,220 for the three months ended March 31, 2024, a decrease of $638,900 or approximately 7%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Virginia and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois, Puerto Rico and the Bahamas who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended March 31, 2025 increased to $484,345 from $232,570 in the same period in 2024, an increase of $251,775 or approximately 108%. The increase in product and other revenue was largely due to increased international product sales, principally to a customer in Chile, partially offset by a decrease in product sales to a customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2024 and the beginning of Fiscal 2025 to within industry acceptable lead times.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2025. Expected increases range from duties levied on a small number of accessories that are custom designs to components sourced out of China. General guidance is that these will increase supply chain operations by less than 10% if announced tariffs remain. As with most technology companies this guidance is fluid, difficult to predict, and changes week-over-week due to US and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During the three months ended March 31, 2025, cost of revenue totaled $4,238,354 compared to cost of revenue during the three months ended March 31, 2024 of $5,024,385, a decrease of $786,031 or 16%. The decrease in cost of revenue was largely the result of lower device repair costs of $200,578, lower communication costs of $55,510 and lower monitoring center costs of $490,105, partially offset by an increase in server costs of $89,366. The decrease in monitoring center costs was primarily due to Chile monitoring center assets being fully expensed in Fiscal 2024 and the sale of our Chile subsidiary. The decrease in device repair costs was primarily due handling some of the device repairs internally, which began in January.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2025 and 2024 totaled $723,331 and $793,887, respectively, a decrease of $70,556 or 9%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $75,000 for fully amortized device royalties. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended March 31, 2025, gross profit totaled $4,113,966, resulting in a gross margin of approximately 49%. During the three months ended March 31, 2024, gross profit totaled $3,966,835, resulting in a gross margin of approximately 44%. The increase in absolute gross profit of $147,131 is due to a decrease in monitoring center costs, partially offset by a decrease in revenue.

General and Administrative Expense

During the three months ended March 31, 2025, general and administrative expense totaled $2,127,145 compared to $3,173,866 for the three months ended March 31, 2024. The decrease of $1,046,721 or approximately 33% is due to a decrease in payroll, benefits, and payroll taxes of $455,071 primarily due to the sale of our Chilean subsidiary on November 1, 2024 and a settlement expense related to a contract dispute of approximately $500,000 in the three months ended March 31, 2024.

Selling and Marketing Expense

During the three months ended March 31, 2025, selling and marketing expense totaled $964,743 compared to $810,441 for the three months ended March 31, 2024. The increase of $154,302 or approximately 19% resulted largely from higher bad debt expense of $157,043 due to this previously being recorded in general and administrative expense and higher payroll, benefits, and payroll taxes of $65,794 due to open sales and marketing positions in the second quarter of 2024 as well as an increase in bonus accrual for the second quarter of 2025.

Research and Development Expense

During the three months ended March 31, 2025, research and development expense totaled $750,650 compared to $701,183 for the three months ended March 31, 2024. The increase of $49,467 was largely due to higher payroll, benefits and payroll taxes of $33,330 and higher training and recruiting expense of $16,736.

Depreciation and Amortization Expense

During the three months ended March 31, 2025, depreciation and amortization expense totaled $227,385 compared to $236,524 for the three months ended March 31, 2024, a decrease of $9,139 or approximately 4%, largely due to fully depreciated fixed assets.

Total Operating Expense

During the three months ended March 31, 2025, total operating expense decreased to $4,069,923 compared to $4,922,014 for the three months ended March 31, 2024, a decrease of $852,091 or approximately 17%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended March 31, 2025, operating income was $44,043 compared to operating loss of $955,179 for the three months ended March 31, 2024. The increase of $999,222 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

For the three months ended March 31, 2025, other expense totaled $531,014 compared to other expense of $952,244 for the three months ended March 31, 2024, an increase of $421,230. The decrease in other expense is largely due to positive currency exchange rate movements of $554,763 between the US Dollar vs. the Chilean Peso, Canadian Dollar, and New Israeli Shekel, compared to the prior fiscal period, partially offset by an increase in interest expense of $136,976 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $517,116 for the three months ended March 31, 2025, compared to net loss attributable to common stockholders of $1,903,075 for the three months ended March 31, 2024, a decrease in net loss of $1,385,959. This decrease in net loss is largely due to an increase in operating income and positive currency exchange rate movements.

Six Months Ended March 31, 2025 compared to Six Months Ended March 31, 2024

Revenue

For the six months ended March 31, 2025, the Company recognized total revenue from operations of $17,020,648 compared to $17,958,193 for the six months ended March 31, 2024, a decrease of $937,545 or approximately 5%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Virginia, and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois, Puerto Rico and the Bahamas who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the six months ended March 31, 2025 increased to $711,366 from $525,057 in the same period in 2024, an increase of $186,309 or approximately 35%. The increase in product sales and other revenue was largely due to increased international product sales, principally to a customer in Chile, partially offset by a decrease in product sales to a customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2024 and the beginning of Fiscal 2025 to within industry acceptable lead times.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2025. Expected increases range from duties levied on a small number of accessories that are custom designs to components sourced out of China. General guidance is that these will increase supply chain operations by less than 10% if announced tariffs remain. As with most technology companies this guidance is fluid, difficult to predict, and changes week-over-week due to US and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During the six months ended March 31, 2025, cost of revenue totaled $8,482,340 compared to cost of revenue during the six months ended March 31, 2024 of $9,787,838, a decrease of $1,305,498 or 13%. The decrease in cost of revenue was largely the result of lower device repair costs of $249,760, lower communication costs of $116,513 and lower monitoring center costs of $837,483, partially offset by higher server costs of $102,604. The decrease in monitoring center costs was primarily due to Chile monitoring center assets being fully expensed in Fiscal 2024 and the sale of our Chilean subsidiary. The decrease in device repair costs was primarily due to handling some of the device repairs internally, which began in January.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2025 and 2024 totaled $1,458,556 and $1,583,351, respectively, a decrease of $124,795 or 8%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $187,500 for fully amortized device royalties, partially offset by an increase in device depreciation of $88,415. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2025, gross profit totaled $8,538,308, resulting in a gross margin of approximately 50%. During the six months ended March 31, 2024, gross profit totaled $8,170,355, resulting in a gross margin of approximately 45%. The increase in absolute gross profit of $367,953 is due to a decrease in monitoring center costs, partially offset by a decrease in revenue.

General and Administrative Expense

During the six months ended March 31, 2025, general and administrative expense totaled $4,558,263 compared to $5,931,753 for the six months ended March 31, 2024. The decrease of $1,373,490 or approximately 23% is due to a decrease in payroll, benefits, and payroll taxes of $730,456 primarily due to the sale of our Chilean subsidiary on November 1, 2024 and a settlement expense related to a contract dispute of approximately $500,000 in the six months ended March 31, 2024.

Selling and Marketing Expense

During the six months ended March 31, 2025, selling and marketing expense totaled $1,865,932 compared to $1,516,972 for the six months ended March 31, 2024. The increase of $348,960 or approximately 23% resulted largely from higher bad debt expense of $249,281 due to this previously being recorded in general and administrative expense and higher payroll, benefits, and payroll taxes of $171,469 due to open sales and marketing positions in the six months ended March 31, 2024 as well as an increase in bonus accrual for six months ended March 31, 2025.

Research and Development Expense

During the six months ended March 31, 2025, research and development expense totaled $1,420,040 compared to $1,383,646 for the six months ended March 31, 2024. The nominal increase was largely due to increased training and recruiting expense.

Depreciation and Amortization Expense

During the six months ended March 31, 2025, depreciation and amortization expense totaled $454,938 compared to $476,284 for the six months ended March 31, 2024, a decrease of $21,346 or approximately 4%, largely due to fully depreciated fixed assets.

Loss on Sale of Subsidiary

On November 1, 2024, we completed the sale of a Chilean subsidiary and recognized a loss of $66,483. See Note 23 to the Consolidated Financial Statements for additional information.

Total Operating Expense

During the six months ended March 31, 2025, total operating expense decreased to $8,365,656 compared to $9,308,655 for the six months ended March 31, 2024, a decrease of $942,999 or approximately 10%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the six months ended March 31, 2025, operating income was $172,652 compared to operating loss of $1,138,300 for the six months ended March 31, 2024. The increase of $1,310,952 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

For the six months ended March 31, 2025, other expense totaled $2,599,236 compared to other expense of $851,221 for the six months ended March 31, 2024, an increase of $1,748,015. The increase in other expense is largely due to negative currency exchange rate movements of $1,483,445 between the US Dollar vs. the Chilean Peso, Canadian Dollar, and New Israeli Shekel, compared to the prior fiscal period and an increase in interest expense of $268,013 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $2,527,965 for the six months ended March 31, 2025, compared to net loss attributable to common stockholders of $1,902,614 for the six months ended March 31, 2024, an increase in net loss of $625,351. This increase in net loss is largely due to negative currency exchange rate movements, partially offset by an increase in operating income.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

Liquidity, Working Capital and Management’s Plan

As of March 31, 2025, the Company had unrestricted cash of $3,416,045, compared to unrestricted cash of $3,574,215 as of September 30, 2024. As of March 31, 2025, we had working capital of $4,133,295, compared to working capital of $3,739,192 as of September 30, 2024. This increase in working capital of $394,103 is principally due to an increase in accounts receivable and inventory and a decrease in accounts payable, partially offset by an increase in accrued liabilities.

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (“Amended Facility”), capitalized the accrued and unpaid interest, increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027 (the “Maturity Date”); (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay total fees of EUR 225,000 ($238,000USD at conversion rate at time of signing new agreement in April 2023) in five annual installments to Conrent. As of March 31, 2025, $42,864,000 of principal and $1,631,213 of interest was owed to Conrent.

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

No additional borrowings or sales of equity securities occurred during the six months ended March 31, 2025 or 2024.

Net Cash Flows Provided by (Used in) Operating Activities.

During the six months ended March 31, 2025, we had cash flows from operating activities of $271,134, compared to cash flows from operating activities of $2,044,821 for the six months ended March 31, 2024, representing a $1,773,687 decrease, or approximately 87%. The decrease in cash from operations was largely the result of increases in inventory and payments to vendors, partially offset by an increase in accrued liabilities.

Net Cash Flows Used in Investing Activities.

The Company used $1,013,132 of cash from investing activities during the six months ended March 31, 2025, compared to $1,910,516 of cash used for investing activities during the six months ended March 31, 2024. The decrease of $897,384 or 47% was largely the result of proceeds from the sale of our Chilean subsidiary, net of cash included in the sale of $748,715.

Net Cash Flows Used in Financing Activities.

The Company used $63,839 of cash for financing activities during the six months ended March 31, 2025, compared to $250,821 during the six months ended March 31, 2024. The decrease of $186,982 or 75% was largely the result of a decrease in principal payments on long-term debt.

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

Foreign Currency Risks

We had $485,173 and $2,864,698 in foreign currency revenue from sources outside of the United States for the six months ended March 31, 2025 and 2024, respectively. Our foreign currency revenue was made up of sales in our Chilean subsidiary prior to the sale in the first quarter of fiscal 2025. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange loss of ($1,464,432) and a foreign exchange gain of $19,013 in the six months ended March 31, 2025 and 2024, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso, Canadian dollar, and New Israeli Shekel. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2025.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commonwealth of Puerto Rico, through its Trustees v. International Surveillance Services Corporation. In January 2020, the Company was served with a summons for an Adversary Action pending against International Surveillance Services Corporation (“ISS”), a subsidiary of the Company, now known as Track Group – Puerto Rico Inc., in the United States District Court for the District of Puerto Rico seeking to recover allegedly fraudulent transfers and to disallow claims pursuant to United States Bankruptcy and Puerto Rican law. The allegations stemmed from payments made to ISS between 2014 and 2017 by the government of Puerto Rico for services rendered. During the quarter ended March 31, 2025, the Company, without admitting liability, entered into a settlement agreement with the Commonwealth, resulting in the payment by the Company of an immaterial amount to the Trustee. A dismissal of the case with prejudice was entered on April 7, 2025 following the tender of the settlement payment.

Kevin Barnes v. Track Group, Inc., et. al. On December 28, 2023, the Company was served with a second amended complaint filed in the Circuit Court of Cook County, Illinois naming the Company and alleging strict liability and negligence against the Company and other defendants related to alleged injuries sustained by Barnes from an electronic monitoring device. To avoid the costs and risks of continued litigation, the Company’s insurer, without admitting liability, settled the litigation for an immaterial amount, and the case was dismissed on April 9, 2025.

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, Plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

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

Track Group, Inc.

Date: May 14, 2025	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)