Form 10-Q
period 2025-06-30
Track Group, Inc.
filed 2025-08-08
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2025, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
Assets
Current assets:
Cash	$4,910,729	$3,574,215
Accounts receivable, net of allowance for credit losses of $457,511 and $432,904, respectively	5,482,734	4,428,535
Prepaid expense and deposits	323,052	638,293
Inventory, net of reserves of $87,361 and $82,848, respectively	1,205,453	582,481
Assets held for sale	-	969,481
Total current assets	11,921,968	10,193,005
Property and equipment, net of accumulated depreciation of $308,848 and $430,003, respectively	472,992	317,206
Monitoring equipment, net of accumulated depreciation of $5,657,255 and $5,982,972, respectively	4,423,522	4,598,864
Intangible assets, net of accumulated amortization of $21,190,908 and $19,699,966, respectively	13,779,426	13,959,571
Goodwill	8,249,193	7,941,190
Other assets, net	1,111,664	660,170
Total assets	$39,958,765	$37,670,006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,964,399	$3,082,467
Accrued liabilities	3,865,704	2,639,318
Liabilities held for sale	-	732,028
Total current liabilities	7,830,103	6,453,813
Long-term debt, net of current portion	42,700,507	42,639,197
Long-term liabilities	580,858	186,407
Total liabilities	51,111,468	49,279,417

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(314,357,014)	(312,691,811)
Accumulated other comprehensive income (loss)	602,579	(1,519,332)
Total stockholders’ equity (deficit)	(11,152,703)	(11,609,411)
Total liabilities and stockholders’ equity (deficit)	$39,958,765	$37,670,006

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue:
Monitoring and other related services	$8,071,416	$9,064,447	$24,380,699	$26,497,582
Product sales and other	1,020,026	120,583	1,731,392	645,640
Total revenue	9,091,442	9,185,030	26,112,091	27,143,222

Cost of revenue:
Monitoring, products and other related services	3,765,700	4,182,692	10,789,484	12,387,179
Depreciation & amortization included in cost of revenue	734,301	732,749	2,192,857	2,316,100
Total cost of revenue	4,500,001	4,915,441	12,982,341	14,703,279

Gross profit	4,591,441	4,269,589	13,129,750	12,439,943

Operating expense:
General & administrative	2,078,417	3,091,210	6,636,680	9,022,963
Selling & marketing	858,789	761,890	2,724,721	2,278,861
Research & development	675,861	700,168	2,095,901	2,083,813
Depreciation & amortization	227,568	234,813	682,506	711,097
Loss on sale of subsidiary	-	-	66,483	-
Total operating expense	3,840,635	4,788,081	12,206,291	14,096,734

Operating income (loss)	750,806	(518,492)	923,459	(1,656,791)

Other income (expense):
Interest expense, net	(568,536)	(439,515)	(1,703,339)	(1,306,307)
Currency exchange rate gain (loss)	1,253,726	(179,041)	(210,708)	(160,028)
Other income (expense), net	-	-	-	(3,443)
Total other income (expense)	685,190	(618,556)	(1,914,047)	(1,469,778)
Income (loss) before income taxes	1,435,996	(1,137,048)	(990,588)	(3,126,569)
Income tax expense (benefit)	1,716	(266,969)	103,097	(353,876)
Net income (loss) attributable to common shareholders	1,434,280	(870,079)	(1,093,685)	(2,772,693)
Release of cumulative translation adjustment for sale of subsidiary	-	-	1,390,913	-
Equity adjustment for sale of subsidiary	-	-	571,518	-
Foreign currency translation adjustments	(526,580)	145,101	159,480	1,645
Comprehensive income (loss)	$907,700	$(724,978)	$1,028,226	$(2,771,048)

Net income (loss) per share – basic:
Net income (loss) per share	$0.12	$(0.07)	$(0.09)	$(0.23)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$0.12	$(0.07)	$(0.09)	$(0.23)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)
Foreign currency translation adjustments	-	-	-	-	(85,709)	(85,709)
Net loss	-	-	-	(517,116)	-	(517,116)
Balance March 31, 2025	11,863,758	$1,186	$302,600,546	$(315,791,294)	$1,129,159	$(12,060,403)
Foreign currency translation adjustments	-	-	-	-	(526,580)	(526,580)
Net income	-	-	-	1,434,280	-	1,434,280
Balance June 30, 2025	11,863,758	$1,186	$302,600,546	$(314,357,014)	$602,579	$(11,152,703)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(106,702)	(106,702)
Net income	-	-	-	461	-	461
Balance December 31, 2023	11,863,758	$1,186	$302,600,546	$(309,609,936)	$(1,587,539)	$(8,595,743)
Foreign currency translation adjustments	-	-	-	-	(36,754)	(36,754)
Net loss	-	-	-	(1,903,075)	-	(1,903,075)
Balance March 31, 2024	11,863,758	$1,186	$302,600,546	$(311,513,011)	$(1,624,293)	$(10,535,572)
Foreign currency translation adjustments	-	-	-	-	145,101	145,101
Net loss	-	-	-	(870,079)	-	(870,079)
Balance June 30, 2024	11,863,758	1,186	302,600,546	(312,383,090)	(1,479,192)	(11,260,550)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows provided by operating activities:
Net income (loss)	$(1,093,685)	$(2,772,693)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,875,363	3,027,197
Credit losses	354,661	242,500
Sales allowance	(60,000)	56,935
Allowance for obsolete inventory	4,513	-
Stock based compensation	-	3,431
Deferred taxes	16,484	-
Loss on monitoring equipment included in cost of revenue	268,217	221,180
Amortization of debt issuance costs	61,891	88,256
Amortization of monitoring center assets included in cost of revenue	-	390,197
Foreign currency exchange (gain) loss	210,708	160,028
Right of use assets/liabilities	5,390	-
Loss on disposal of assets	397	3,443
Loss on sale of subsidiary	66,483	-
Change in assets and liabilities:
Accounts receivable, net	(1,831,773)	(444,816)
Inventories, net	(627,485)	686,079
Current assets held for sale	719,201	-
Prepaid expense, deposits and other assets	(134,165)	(385,462)
Noncurrent assets	(10,614)	-
Accounts payable	887,560	491,072
Accrued liabilities	2,016,556	(222,149)
Current liabilities held for sale	(732,028)	-
Other current liabilities	58,246	-
Net cash provided by operating activities	3,055,920	1,545,198

Cash flow used in investing activities:
Purchase of property and equipment	(176,928)	(3,280)
Capitalized software	(1,449,047)	(1,801,775)
Purchase of monitoring equipment and parts	(1,448,278)	(1,354,880)
Proceeds from sale of subsidiary, net of cash included in sale	748,715	-
Net cash used in investing activities	(2,325,538)	(3,159,935)

Cash flow used in financing activities:
Principal payments on long-term debt	(11,399)	(273,529)
Payment of deferred financing fees	(52,440)	(38,339)
Net cash used in financing activities	(63,839)	(311,868)

Effect of exchange rate changes on cash	(337,439)	(206,196)

Net increase (decrease) in cash	329,104	(2,132,801)
Cash and cash held for sale, beginning of period (See Note 1)	4,581,625	4,057,195
Cash, end of period	$4,910,729	$1,924,394

Cash paid for interest	$48,936	$1,804,719
Cash paid for taxes	$92,107	$32,204

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2025 and results of its operations for the three and nine months ended June 30, 2025. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. The results of operations for the three and nine months ending June 30, 2025, may not be indicative of the results for the fiscal year ending September 30, 2025 (“Fiscal 2025”).

As of June 30, 2025 and September 30, 2024, the Company had an accumulated deficit of $314,357,014 and $312,691,811, respectively. The Company had net loss of $1,093,685 for the nine months ended June 30, 2025 and a net loss of $2,772,693 for the nine months ended June 30, 2024. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of Fiscal 2025, we completed the sale of our Chilean subsidiary and recognized a $66,483 loss recorded in Loss on sale of subsidiary in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2025. This loss is in addition to a $757,130 impairment on assets held for sale in the fourth quarter of the year ended September 30, 2024 (“Fiscal 2024”).

Cash and Cash Held for Sale

Cash and cash held for sale consisted of the following:

	June 30, 2025	September 30, 2024
Cash	$4,910,729	$3,574,215
Cash held for sale	-	1,007,410
Total cash and cash held for sale	$4,910,729	$4,581,625

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for the fiscal year ended September 30, 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses.” The Board is issuing the amendments in this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ended September 30, 2028.

No other new accounting pronouncements issued or effective as of June 30, 2025 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The New Israeli Shekel and the Canadian Dollar are used as functional currencies of the following operating subsidiaries: (i) Track Group International Ltd.; and (ii) Track Group Analytics Limited, respectively. The Chilean Peso is the functional currency of our recently sold subsidiary, Track Group - Chile SpA. The balance sheets of all subsidiaries have been converted into United States Dollars at the prevailing exchange rate at June 30, 2025.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”) and warrants to purchase Common Stock (“warrants”). At June 30, 2025 and 2024, there were no stock options or warrants outstanding.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements during the nine months ended June 30, 2025 and 2024.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	6,836,444	75%	$6,325,032	69%
Latin America	1,549,918	17%	2,632,400	29%
Other	705,080	8%	227,598	2%
Total	$9,091,442	100%	$9,185,030	100%

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	19,744,351	76%	$19,305,901	71%
Latin America	5,190,493	20%	7,299,661	27%
Other	1,177,247	4%	537,660	2%
Total	$26,112,091	100%	$27,143,222	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 89% and 99% for the three months ended June 30, 2025 and 2024, respectively, and approximately 93% and 98% for the nine months ended June 30, 2025 and 2024, respectively). Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Caymen Islands, Paraguay and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balance of accounts receivable at June 30, 2025 of $5,482,734 includes an unbilled balance of $0, the balance of accounts receivable at September 30, 2024 of $4,428,535 did not include an unbilled balance of $495,969, which was included in assets held for sale on the Consolidated Balance Sheet, and the balance of accounts receivable at September 30, 2023 of $4,536,916 included an unbilled balance of $490,848. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company had an allowance for credit losses of $457,511, which includes an allowance for credit memos of $10,000. As of September 30, 2024, the Company had an allowance for credit losses of $432,904, which included an allowance for credit memos of $70,000. As of September 30, 2023, the Company had an allowance for credit losses of $178,095, which included an allowance for credit memos of $23,065.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the nine months ended June 30, 2025:

Nine Months Ended June 30, 2025
Balance – beginning of period	$432,904
Increase to provision for credit losses	294,661
Write offs charged against allowance	(270,054)
Balance – end of period	$457,511

For the three months ended June 30, 2025 and 2024, the Company wrote-off accounts receivables of $44,536 and $73, respectively. For the nine months ended June 30, 2025 and 2024, the Company wrote-off accounts receivables of $270,054 and $24,905, respectively.

The balances of deferred revenue at June 30, 2025, September 30, 2024, and September 30, 2023 were $0, $0, $431, respectively. The Company recognized $95,663 and $0 of deferred revenue in the three months ended June 30, 2025 and 2024, respectively, and $95,663 and $150,431 of deferred revenue in the nine months ended June 30, 2025 and 2024, respectively

(8) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2025 and September 30, 2024, the outstanding balance of prepaid expense and deposits was $323,052 and $638,293, respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2025 and September 30, 2024, inventory consisted of the following:

	June 30, 2025	September 30, 2024
Monitoring equipment component boards inventory	$1,292,814	$665,329
Reserve for damaged or obsolete inventory	(87,361)	(82,848)
Total inventory, net of reserves	$1,205,453	$582,481

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded a recovery of $662 and charges of $0 during the three months ended June 30, 2025 and 2024, respectively, and charges of $4,513 and $0 during the nine months ended June 30, 2025 and 2024, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Equipment, software and tooling	$138,122	$114,088
Leasehold improvements	98,979	237,722
Furniture and fixtures	136,152	120,364
New device fixed assets	408,587	275,035
Total property and equipment before accumulated depreciation	781,840	747,209
Accumulated depreciation	(308,848)	(430,003)
Property and equipment, net of accumulated depreciation	$472,992	$317,206

Property and equipment depreciation expense for the three months ended June 30, 2025 and 2024 was $7,327 and $14,572, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2025 and 2024 was $21,782 and $49,844, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of June 30, 2025 and September 30, 2024 is as follows:

	June 30, 2025	September 30, 2024
Monitoring equipment	$10,080,777	$10,581,836
Less: accumulated depreciation	(5,657,255)	(5,982,972)
Monitoring equipment, net of accumulated depreciation	$4,423,522	$4,598,864

Depreciation of monitoring equipment for the three months ended June 30, 2025 and 2024 was $446,796 and $439,805, respectively. Depreciation of monitoring equipment for the nine months ended June 30, 2025 and 2024 was $1,339,318 and $1,243,912, respectively. Depreciation expense for monitoring devices is recognized in cost of revenue on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2025 and 2024, the Company recorded charges of $42,999 and $74,093, respectively, for devices that were lost, stolen or damaged and $45,588 and $0, respectively, for devices that were sold. During the nine months ended June 30, 2025 and 2024, the Company recorded charges of $162,108 and $221,180, respectively, for devices that were lost, stolen or damaged and $106,109 and $0, respectively, for devices that were sold. Lost, stolen or damaged items are included in cost of revenue - Monitoring, products & other related service costs in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent & royalty agreements	$21,120,565	$(16,087,621)	$5,032,944	$21,120,565	$(15,426,897)	$5,693,668
Developed technology	13,710,529	(4,964,047)	8,746,482	12,399,380	(4,133,477)	8,265,903
Trade name	139,240	(139,240)	-	139,592	(139,592)	-
Total intangible assets	$34,970,334	$(21,190,908)	$13,779,426	$33,659,537	$(19,699,966)	$13,959,571

The intangible assets summarized above were purchased or developed on various dates from July 2011 through June 30, 2025.

Total amortization expense for the three months ended June 30, 2025 and 2024 was $507,746 and $513,185, respectively. Included in the total amortization expense was $287,505 and $292,944 included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended June 30, 2025 and 2024, respectively and $220,241 and $220,241 in amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for three months ended June 30, 2025 and 2024, respectively.

Total amortization expense for the nine months ended June 30, 2025 and 2024 was $1,514,263 and $1,733,441, respectively. Included in the total amortization expense was $853,539 and $1,072,188 included in cost of revenue on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2025 and 2024, respectively and $660,724 and $661,253 amortization expense included in operating expense on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2025 and 2024, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of June 30, 2025:

Twelve months ended June 30:	Amortization
2026	$2,847,937
2027	3,099,095
2028	3,099,095
2029	1,927,009
2030	1,927,009
Thereafter	879,281
Total	$13,779,426

(13) GOODWILL

The following table summarizes the activity of Goodwill at June 30, 2025 and September 30, 2024, respectively:

	Nine Months Ended June 30, 2025	Year Ended September 30, 2024
Balance - beginning of period	$7,941,190	$7,851,466
Effect of foreign currency translation on goodwill	308,003	89,724
Balance - end of period	$8,249,193	$7,941,190

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2025.

(14) OTHER ASSETS

As of June 30, 2025 and September 30, 2024, the balance of other assets was $1,111,664 and $660,170, respectively. Other assets at June 30, 2025 are comprised largely of right of use assets, lease deposits, cash used as collateral for a performance bond and deferred income tax. Other assets as of June 30, 2025 and September 30, 2024 exclude amounts classified as held for sale on the Condensed Consolidated Balance Sheet of $0 and $246,397, respectively.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended June 30, 2025 and 2024, respectively, are shown in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Monitoring equipment operating revenue	$7,432,147	$8,132,486	$22,324,737	$22,986,263

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of June 30, 2025 and September 30, 2024.

	June 30, 2025		September 30, 2024
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$772,502		$314,767
Accrued liabilities		197,035		128,360
Long-term liabilities		580,858		186,407

The following table summarizes the supplemental cash flow information for the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Cash paid for noncancelable operating leases included in operating cash flows	$211,318	$208,712
Right of use assets obtained in exchange for operating lease liabilities	$627,701	$61,941

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2025 are:

Twelve Months Ended June 30:	Operating Leases
2026	$229,190
2027	236,259
2028	162,565
2029	150,752
2030	75,730
Thereafter	-
Undiscounted Cash Flow	854,496
Less: imputed interest	(76,603)
Total	$777,893

Reconciliation to lease liabilities:
Lease liabilities - current	$197,035
Lease liabilities - long-term	580,858
Total Lease Liabilities	$777,893

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2025 were 3.84 years and 4.7%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Accrued payroll, taxes and employee benefits	$1,146,944	$1,243,926
Accrued taxes - foreign and domestic	8,144	169,951
Accrued other expense	95,516	110,118
Accrued legal and other professional costs	42,714	61,779
Accrued costs of revenue	92,074	214,727
Right of use liability	197,035	128,360
Deferred financing fees	110,310	162,750
Accrued interest	2,172,967	547,707
Total accrued liabilities	$3,865,704	$2,639,318

Accrued liabilities in the table above as of June 30, 2025 and September 30, 2024 exclude amounts classified as held for sale of $0 and $636,640, respectively.

(17) RELATED PARTIES

ETS Limited is currently the beneficial owner of 4,706,579 shares of the Company's Common Stock (the “Track Group Shares”) held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A former Director of ETS Limited was elected to the Company's Board of Directors (the “Board”) on February 7, 2018 and served on the Board until his resignation on June 6, 2025.

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2025 and September 30, 2024, consisted of the following:

	June 30, 2025	September 30, 2024

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at June 30, 2025 are $163,493. As of June 30, 2025, $42,864,000 of principal and $2,172,967 of interest was owed to Conrent. The Company has not paid Conrent any interest for the nine months ended June 30, 2025. The due date for the interest payment has been extended to September 30, 2025.

	$42,700,507	$42,639,197
Total debt obligations	42,700,507	42,639,197
Less: current portion	-	-
Long-term debt, less current portion	$42,700,507	$42,639,197

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

As of June 30, 2025, $42,864,000 of principal and $2,172,967 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2025:

Twelve months ended June 30:	Total
2026	$-
2027	42,864,000
Total	42,864,000
Issuance costs	(163,493)
Debt obligations, net of unamortized issuance costs	$42,700,507

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of June 30, 2025, there were no shares of Preferred Stock outstanding.

No dividends were paid during the nine months ended June 30, 2025 or 2024, respectively.

Common Stock Issuances

There were no issuances of Common Stock in the nine months ended June 30, 2025.

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

As of June 30, 2025, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the nine months ended June 30, 2025 and 2024.

The Company recorded no expense for the three months ended June 30, 2025 and 2024 related to the 2022 Plan, and expense of $0 and $3,431 for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the predecessor 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months and nine months ended June 30, 2025 and 2024, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the three and nine months ended June 30, 2025 and 2024, respectively, related to the issuance and vesting of outstanding options and warrants.

There are no outstanding options or warrants at June 30, 2025 and no future issuances are expected.

As of June 30, 2025, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

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

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, Plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. On April 7, 2025, the Court placed the case on its Criminal Proceedings Law Division Stay Calendar, effectively staying the matter until the Plaintiff’s criminal case is resolved. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Latavion Crowder v. Track Group, Inc. On July 25, 2025, a complaint was filed against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

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

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2025. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 23, 2024. During the nine months ended June 30, 2025, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Revenue

For the three months ended June 30, 2025, the Company recognized total revenue from operations of $9,091,442 compared to $9,185,030 for the three months ended June 30, 2024, a decrease of $93,588 or approximately 1%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Washington D.C. and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois and Canada who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended June 30, 2025 increased to $1,020,026 from $120,583 in the same period in 2024, an increase of $899,443 or approximately 746%. The increase in product and other revenue was largely due to increased international product sales, principally to customers in Chile and Saudi Arabia. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts improved in the year ended September 30, 2024 (“Fiscal 2024”) and the beginning of the year ended September 30, 2025 (“Fiscal 2025”) to within industry acceptable lead times.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2025. Increases are expected from duties levied on some accessories that are custom designs to components sourced out of China. General guidance is that these will increase supply chain operations by less than 10% if announced tariffs remain. As with most technology companies this guidance is fluid, difficult to predict, and changes week-over-week due to US and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During the three months ended June 30, 2025, cost of revenue totaled $4,500,001 compared to cost of revenue during the three months ended June 30, 2024 of $4,915,441, a decrease of $415,440 or 8%. The decrease in cost of revenue was largely the result of lower device repair costs of $175,297, lower communication costs of $158,090 and lower monitoring center costs of $346,513, partially offset by an increase in hardware purchases of $205,111. The decrease in monitoring center costs was primarily due to Chile monitoring center assets being fully expensed in Fiscal 2024 and the sale of our Chile subsidiary. The decrease in device repair costs was primarily due handling some of the device repairs internally, which began in January of Fiscal 2025.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2025 and 2024 totaled $734,301 and $732,749, respectively, an increase of $1,552. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended June 30, 2025, gross profit totaled $4,591,441, resulting in a gross margin of approximately 51%. During the three months ended June 30, 2024, gross profit totaled $4,269,589, resulting in a gross margin of approximately 46%. The increase in absolute gross profit of $321,852 is due to a decrease in cost of revenue.

General and Administrative Expense

During the three months ended June 30, 2025, general and administrative expense totaled $2,078,417 compared to $3,091,210 for the three months ended June 30, 2024. The decrease of $1,012,793 or approximately 33% is due to a decrease in payroll, benefits, and payroll taxes of $357,603 primarily due to the sale of our Chilean subsidiary on November 1, 2024 and a settlement expense related to a contract dispute of $496,080 in the three months ended June 30, 2024.

Selling and Marketing Expense

During the three months ended June 30, 2025, selling and marketing expense totaled $858,789 compared to $761,890 for the three months ended June 30, 2024. The increase of $96,899 or approximately 13% resulted largely from higher bad debt expense of $105,381 due to this previously being recorded in general and administrative expense.

Research and Development Expense

During the three months ended June 30, 2025, research and development expense totaled $675,861 compared to $700,168 for the three months ended June 30, 2024. The decrease of $24,307 or approximately 3% was largely due to lower payroll, benefits and payroll taxes of $14,044 and a decrease in outside services of $16,798.

Depreciation and Amortization Expense

During the three months ended June 30, 2025, depreciation and amortization expense totaled $227,568 compared to $234,813 for the three months ended June 30, 2024, a decrease of $7,245 or approximately 3%, largely due to fully depreciated fixed assets.

Total Operating Expense

During the three months ended June 30, 2025, total operating expense decreased to $3,840,635 compared to $4,788,081 for the three months ended June 30, 2024, a decrease of $947,446 or approximately 20%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the three months ended June 30, 2025, operating income was $750,806 compared to operating loss of $518,492 for the three months ended June 30, 2024. The increase of $1,269,298 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

For the three months ended June 30, 2025, other income totaled $685,190 compared to other expense of $618,556 for the three months ended June 30, 2024, an increase of $1,303,746. The increase in other income is largely due to positive currency exchange rate movements of $1,432,767 between the US Dollar vs. the Canadian Dollar compared to the prior fiscal period, partially offset by an increase in interest expense of $129,020 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Net Income (Loss) Attributable to Common Stockholders

The Company had income attributable to common stockholders of $1,434,280 for the three months ended June 30, 2025, compared to net loss attributable to common stockholders of $870,079 for the three months ended June 30, 2024, an increase in net income of $2,304,359. This increase in net income is largely due to an increase in operating income and positive currency exchange rate movements.

Nine Months Ended June 30, 2025 compared to Nine Months Ended June 30, 2024

Revenue

For the nine months ended June 30, 2025, the Company recognized total revenue from operations of $26,112,091 compared to $27,143,222 for the nine months ended June 30, 2024, a decrease of $1,031,131 or approximately 4%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Virginia and Washington D.C., and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois and the Bahamas who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the nine months ended June 30, 2025 increased to $1,731,392 from $645,640 in the same period in 2024, an increase of $1,085,752 or approximately 168%. The increase in product sales and other revenue was largely due to increased international product sales, principally to customers in Chile and Saudi Arabia, partially offset by a decrease in product sales to a customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2024 and the beginning of Fiscal 2025 to within industry acceptable lead times.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2025. Increases are expected from duties levied on some accessories that are custom designs to components sourced out of China. General guidance is that these will increase supply chain operations by less than 10% if announced tariffs remain. As with most technology companies this guidance is fluid, difficult to predict, and changes week-over-week due to US and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During the nine months ended June 30, 2025, cost of revenue totaled $12,982,341 compared to cost of revenue during the nine months ended June 30, 2024 of $14,703,279, a decrease of $1,720,938 or 12%. The decrease in cost of revenue was largely the result of lower device repair costs of $425,057, lower communication costs of $274,603 and lower monitoring center costs of $1,183,997, partially offset by increased hardware purchases of $160,794. The decrease in monitoring center costs was primarily due to Chile monitoring center assets being fully expensed in Fiscal 2024 and the sale of our Chilean subsidiary. The decrease in device repair costs was primarily due to handling some of the device repairs internally, which began in January of Fiscal 2025.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2025 and 2024 totaled $2,192,857 and $2,316,100, respectively, a decrease of $123,243 or 5%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $187,500 for fully amortized device royalties, partially offset by an increase in device depreciation of $95,406. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the nine months ended June 30, 2025, gross profit totaled $13,129,750, resulting in a gross margin of approximately 50%. During the nine months ended June 30, 2024, gross profit totaled $12,439,943, resulting in a gross margin of approximately 46%. The increase in absolute gross profit of $689,807 is due to a decrease in monitoring center costs and device repair costs, partially offset by a decrease in revenue.

General and Administrative Expense

During the nine months ended June 30, 2025, general and administrative expense totaled $6,636,680 compared to $9,022,963 for the nine months ended June 30, 2024. The decrease of $2,386,283 or approximately 26% is due to a decrease in payroll, benefits, and payroll taxes of $1,088,078 primarily due to the sale of our Chilean subsidiary on November 1, 2024 and a settlement expense related to a contract dispute of approximately $1,003,543 in the nine months ended June 30, 2024.

Selling and Marketing Expense

During the nine months ended June 30, 2025, selling and marketing expense totaled $2,724,721 compared to $2,278,861 for the nine months ended June 30, 2024. The increase of $445,860 or approximately 20% resulted largely from higher bad debt expense of $354,661 due to this previously being recorded in general and administrative expense and higher payroll, benefits, and payroll taxes of $155,840 due to open sales and marketing positions in the nine months ended June 30, 2024 as well as an increase in bonus accrual for nine months ended June 30, 2025.

Research and Development Expense

During the nine months ended June 30, 2025, research and development expense totaled $2,095,901 compared to $2,083,813 for the nine months ended June 30, 2024. The nominal increase was largely due to increased training and recruiting expense, partially offset by a decrease in outside services.

Depreciation and Amortization Expense

During the nine months ended June 30, 2025, depreciation and amortization expense totaled $682,506 compared to $711,097 for the nine months ended June 30, 2024, a decrease of $28,591 or approximately 4%, largely due to fully depreciated fixed assets.

Loss on Sale of Subsidiary

On November 1, 2024, we completed the sale of a Chilean subsidiary and recognized a loss of $66,483. See Note 23 to the Consolidated Financial Statements for additional information.

Total Operating Expense

During the nine months ended June 30, 2025, total operating expense decreased to $12,206,291 compared to $14,096,734 for the nine months ended June 30, 2024, a decrease of $1,890,443 or approximately 13%. The decrease is principally due to the factors disclosed above.

Operating Income (Loss)

During the nine months ended June 30, 2025, operating income was $923,459 compared to operating loss of $1,656,791 for the nine months ended June 30, 2024. The increase of $2,580,250 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

For the nine months ended June 30, 2025, other expense totaled $1,914,047 compared to other expense of $1,469,778 for the nine months ended June 30, 2024, an increase of $444,269. The increase in other expense is largely due to an increase in interest expense of $397,033 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $1,093,685 for the nine months ended June 30, 2025, compared to net loss attributable to common stockholders of $2,772,693 for the nine months ended June 30, 2024, a decrease in net loss of $1,679,008. This decrease in net loss is largely due to an increase in operating income, partially offset by increases in interest expense and income tax expense.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2025, the Company had unrestricted cash of $4,910,729, compared to unrestricted cash of $3,574,215 as of September 30, 2024. As of June 30, 2025, we had working capital of $4,091,865, compared to working capital of $3,739,192 as of September 30, 2024. This increase in working capital of $352,673 is principally due to an increase in cash, accounts receivable and inventory, partially offset by an increase in accounts payable and accrued liabilities.

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

As of June 30, 2025, $42,864,000 of principal and $2,172,967 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted.

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

No additional borrowings or sales of equity securities occurred during the nine months ended June 30, 2025 or 2024.

Net Cash Flows Provided by Operating Activities.

During the nine months ended June 30, 2025, we had cash flows from operating activities of $3,055,920, compared to cash flows from operating activities of $1,545,198 for the nine months ended June 30, 2024, representing a $1,510,722 increase, or approximately 98%. The increase in cash from operations was largely the result of an increase in operating income and accrued liabilities and a decrease in payments to vendors, partially offset by an increase in inventories and a decrease in collections from customers.

Net Cash Flows Used in Investing Activities.

The Company used $2,325,538 of cash from investing activities during the nine months ended June 30, 2025, compared to $3,159,935 of cash used for investing activities during the nine months ended June 30, 2024. The decrease of $834,397 or 26% was largely the result of proceeds from the sale of our Chilean subsidiary, net of cash included in the sale of $748,715.

Net Cash Flows Used in Financing Activities.

The Company used $63,839 of cash for financing activities during the nine months ended June 30, 2025, compared to $311,868 during the nine months ended June 30, 2024. The decrease of $248,029 or 80% was largely the result of a decrease in principal payments on long-term debt.

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

Foreign Currency Risks

We had $485,173 and $4,282,685 in foreign currency revenue from sources outside of the United States for the nine months ended June 30, 2025 and 2024, respectively. Our foreign currency revenue was made up of sales in our Chilean subsidiary prior to the sale in the first quarter of Fiscal 2025. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange loss of $210,708 and a foreign exchange loss of $160,028 in the nine months ended June 30, 2025 and 2024, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso, Canadian dollar, and New Israeli Shekel. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2025.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, Plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. On April 7, 2025, the Court placed the case on its Criminal Proceedings Law Division Stay Calendar, effectively staying the matter until the Plaintiff’s criminal case is resolved. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the preliminary stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Latavion Crowder v. Track Group, Inc. On July 25, 2025, a complaint was filed against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2024, filed on December 23, 2024. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted.

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

Track Group, Inc.

Date: August 8, 2025	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)