Form 10-K
period 2025-09-30
Track Group, Inc.
filed 2025-12-19
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 2025 was approximately $0.9 million. As of December 1, 2025, there were 11,863,758 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

None.

Track Group, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2025

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

PART I

Item 1.          Business

Track Group, Inc., (the “Company”, “we”, “us”, and “our”), a Delaware corporation since 2016 and previously incorporated in 1995 as a Utah corporation, has its principal place of business at 200 E. 5th Avenue Suite 100, Naperville, Illinois 60563. Our telephone number is (877) 260-2010. We maintain a corporate website at www.trackgrp.com. Our common stock, par value $0.0001 per share (“Common Stock”), is currently listed for quotation on the OTCQB Venture Markets (“OTCQB”) under the symbol “TRCK”. Unless specified otherwise, as used in this Annual Report, references to Track Group, Inc. include the Company and its subsidiaries: Track Group Americas, Inc., a Utah corporation; Track Group – Puerto Rico, Inc., a Puerto Rico corporation; Emerge Monitoring, Inc., a Florida corporation; Emerge Monitoring II LLC, a Florida limited liability company; Integrated Monitoring Systems, LLC, a Colorado limited liability company;; Track Group Analytics Limited, a corporation formed under the laws of Canada; and Track Group International Ltd., a company formed under the laws of Israel, as well as activity for our recently sold subsidiary, Track Group Chile S.p.A, a corporation formed under the laws of the Republic of Chile (collectively, the “Subsidiaries”).

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

RF Beacon

The RF Beacon is a completely self-contained, short-range transmitting station that provides a Radio Frequency (“RF”) signal communicating with assigned offender GPS devices to increase the ability to maintain critical offender location information and provide agencies with an effective way to more accurately “tether” an offender to a specific location.

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

Research and Development Program

During the fiscal year ended September 30, 2025 (“Fiscal 2025”), we incurred research and development expenses of $2,799,720, as compared to $2,749,218 recognized during the fiscal year ended September 30, 2024 (“Fiscal 2024”). The $50,502 increase in research and development was largely due to higher wages and payroll taxes and higher training and recruiting expense. The Company has now significantly enhanced its technology platform to improve the efficiency of its software, firmware, user interface, and automation and invested considerable time in developing a new device expected to be completed in Fiscal 2026. As a result of these improvements, $2,247,708 and $2,023,228 was capitalized as developed technology, in accordance with the accounting guidance for internal-use software, during Fiscal 2025 and Fiscal 2024, respectively.

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

National Footprint with International Presence. We operate in approximately 40 states (including Puerto Rico) as well as select international locations, including Chile, Saudi Arabia, Brazil and Bahamas. Our presence both within the United States and abroad better positions us to compete for new and expiring government contracts.

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

Dependence on Major Customers

We had sales to four entities that each represent 10% or more of our gross revenue, as follows, for the years ended September 30, 2025 and 2024, respectively:

	2025	%	2024	%

Customer A	$4,422,047	13%	$3,328,803	9%
Customer B	3,408,688	10%	3,482,363	9%
Customer C	3,265,277	9%	3,757,504	10%
Customer D	475,144	1%	5,746,451	16%

No other customer represented more than 10% of our total revenue for the fiscal years ended September 30, 2025 or 2024. On November 1, 2024 we sold our Chilean subsidiary, which included Customer D.

Concentration of credit risk associated with our total and outstanding accounts receivable as of September 30, 2025 and 2024, respectively, are shown in the table below:

	2025	%	2024	%

Customer E	784,966	12%	326,908	7%
Customer F	767,376	12%	475,012	11%
Customer G	673,297	10%	489,618	11%
Customer D	-	0%	495,969	11%

Dependence on Major Suppliers

We purchase cellular services from several major suppliers. The cost to us for these services during Fiscal 2025 and Fiscal 2024 was $1,039,906 and $1,468,509, respectively. The 29% decrease in cellular service expense in Fiscal 2025 compared to Fiscal 2024 was largely the result of optimized pool plans and more proactively cancelling services as devices are decommissioned.

During Fiscal 2025 and Fiscal 2024, we also purchased a significant portion of our monitoring equipment from certain suppliers. The cost of these purchases during Fiscal 2025 and Fiscal 2024 was $2,671,300 and $1,539,269, respectively. The 74% increase in monitoring equipment was due to an increase in customer demand as well as an increase in the cost per device.

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

	Application
US Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device	11/202427	10-Aug-05	7330122	12-Feb-08
Remote Tracking and Communication Device	12/028088	8-Feb-08	7804412	28-Sep-10
Remote Tracking and Communication Device	12/875988	3-Sep-10	8031077	4-Oct-11
Alarm and Alarm Management System for Remote Tracking Devices	11/486992	14-Jul-06	7737841	15-Jun-10
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	11/486989	14-Jul-06	8797210	5-Aug-14
A Remote Tracking Device and a System and Method for Two-Way Voice Communication Between the Device and a Monitoring Center	14/323831	3-Jul-14	9491289	8-Nov-16
A Remote Tracking System with a Dedicated Monitoring Center	11/486976	14-Jul-06	7936262	3-May-11
Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors	11/486991	14-Jul-06	7545318	9-Jun-09
Tracking Device Incorporating Enhanced Security Mounting Strap	12/818453	18-Jun-10	8514070	20-Aug-13
Tracking Device Incorporating Cuff with Cut Resistant Materials	14/307260	17-Jun-14	9129504	8-Sep-15
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device	12/399151	6-Mar-09	8232876	31-Jul-12

	Application
International Patents	Serial No.	Date Filed	Patent No.	Issue Date
Remote Tracking and Communication Device - Canada	2617923	4-Feb-08	2617923	7-Jun-16
Remote Tracking and Communication Device - Mexico	MX/a/2008/001932	8-Feb-08	278405	24-Aug-10
Secure Strap Mounting System for an Offender Tracking Device - EPO	10009091.9	1-Sep-10	2466563	2-Nov-22
Secure Strap Mounting System for an Offender Tracking Device – United Kingdom	Refer to EP Patent # 2466563
Secure Strap Mounting System for an Offender Tracking Device - Romania	Refer to EP Patent # 2466563
Secure Strap Mounting System for an Offender Tracking Device - Mexico	MX/a/2011/002283	28-Feb-11	319057	4-Apr-14
Secure Strap Mounting System for an Offender Tracking Device - Canada	2732654	23-Feb-11	2732654	1-May-18
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Canada	2717866	3-Sep-10	2717866	17-May-16
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - EPO	09 716 860.3	6-Oct-10	2260482	9-Jan-13
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - United Kingdom	Refer to EP Patent # 2260482
A System and Method for Monitoring Individuals Using a Beacon and Intelligent Remote Tracking Device - Mexico	MX/a/2010/009680	2-Sep-10	306920	22-Jan-13

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

Seasonality

Given the consistency in recurring domestic monitoring revenue by customers throughout Fiscal 2025, we detected no material seasonality in our business. However, as in previous years, incremental domestic device deployment opportunities typically slow down in the months of July and August. We believe this is due to the unavailability of judicial and corrections officials who observe a traditional vacation season during this period.

Employees

As of December 2, 2025, we had 91 full-time employees. None of the employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and management believes that relations with employees are good.

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

As of September 30, 2025, excluding deferred financing costs, we had $42,864,000 of indebtedness outstanding, of which $0 becomes due and payable within the next 12 months, and $42,864,000 matures in 2027. We have $2,775,444 of interest accrued at September 30, 2025 related to our outstanding indebtedness. Our significant indebtedness could adversely affect our ability to raise additional capital to fund our operations, make interest payments as they come due, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our outstanding debt instruments. See Note 7 to the Consolidated Financial Statements.

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

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;

●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged; and

●	substantially diluting our existing stockholders in the event we were able to restructure our debt resulting in the conversion of debt-to-equity securities.

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

During Fiscal 2025, our two top customers accounted for an aggregate of 23% of total sales. See Note 2 to the Consolidated Financial Statements. In the event any of our top customers were to terminate their agreements with the Company, our results of operations and financial condition may be adversely affected. On November 1, 2024 we sold our Chilean subsidiary, which included our top customer for Fiscal 2024. See Item 1. Business and Note 2.

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

Our business is subject to risks arising from epidemic diseases, such as the 2020 global outbreak of the COVID-19 coronavirus.

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

An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, increase in federal or state minimum wages, or increase in general labor costs, as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Changes to the composition of the Board of Directors or securities of the Company may impact its listing in the financial marketplace.

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

Certain groups or persons, and in particular ETS Limited, who owned 39.7% of our issued and outstanding Common Stock as of December 2, 2025, beneficially own a substantial number of shares of our outstanding Common Stock or securities and debt instruments. As a result, these persons have the ability, acting as a group, to influence substantially our affairs and business, including the election of our directors and subject to certain limitations, of fundamental corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risk to us or our other stockholders, including substantial dilution to existing stockholders where such transactions involve a restructuring of our debt. Additionally, they may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and as a result, those acquisition opportunities may not be available to us.

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

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 1,200,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of Preferred Stock, and may designate additional shares of Preferred Stock in the future. The Board of Directors may, without stockholder approval, issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which are senior to our Common Stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of Preferred Stock or Common Stock. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock and reduce the likelihood that holders of Common Stock will receive dividend payments and payments upon liquidation. The issuance of shares of Preferred Stock may also adversely affect an acquisition or change in control of the Company. As of December 1, 2025, there were no outstanding shares of Series A Preferred issued and outstanding.

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

Item 1B.       Unresolved Staff Comments

None.

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

We lease commercial office space in Indianapolis, Indiana of approximately 11,770 square feet. This lease began on January 1, 2025 and expires on December 31, 2029. Base rent and common area maintenance payments are approximately $12,000 per month.

During the year ended September 30, 2024, the operations of Track Group Chile S.p.A. were conducted in approximately 2,200 square feet of commercial office space and storage facilities located in Santiago, Chile with base rent and common area maintenance payments of approximately $4,100 per month. The lease for this space ended on September 30, 2024. On November 1, 2024 we sold our Chilean subsidiary and the lease transferred to the buyer.

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

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al.On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations of the complaint and will defend the case vigorously. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

Item 4.               Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTCQB under the symbol “TRCK”. The following table sets forth the range of high and low sales prices of our Common Stock as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2025	High	Low
First Quarter ended December 31, 2024	$0.20	$0.01
Second Quarter ended March 31, 2025	$0.29	$0.09
Third Quarter ended June 30, 2025	$0.60	$0.14
Fourth Quarter ended September 30, 2025	$0.44	$0.12

Fiscal Year Ended September 30, 2024	High	Low
First Quarter ended December 31, 2023	$0.49	$0.23
Second Quarter ended March 31, 2024	$0.32	$0.18
Third Quarter ended June 30, 2024	$0.33	$0.21
Fourth Quarter ended September 30, 2024	$0.25	$0.15

Holders

As of December 1, 2025, we had 150 registered holders of record of our Common Stock and 11,863,758 shares of Common Stock outstanding.

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

There were no issuances of restricted shares in Fiscal 2025 or 2024.

On April 13, 2022, the Company issued 285,000 restricted shares of Common Stock to members of its executive team pursuant to the 2022 Plan valued at $370,500. The Company recorded expense of $0 and $3,431 for the year ended September 30, 2025 and 2024, respectively in connection with the grant.

As of September 30, 2025, there were 215,000 shares of Common Stock remaining available for issuance under the 2022 Plan and as 27,218 shares of Common Stock remaining available for issuance under the 2012 plan.

The following table includes information as of September 30, 2025 for our equity compensation plans:

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

Recent Sales of Unregistered Securities

No securities were issued without registration under the Securities Act during Fiscal 2025, nor were any securities issued subsequent to September 30, 2025, that were not reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Item 6.          [Reserved]

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader better understand Track Group, our operations and our present business environment. Our fiscal year ends on September 30 of each year. Reference to “Fiscal 2025” refers to the year ended September 30, 2025, and reference to “Fiscal 2024” refers to the year ended September 30, 2024 (Fiscal 2025 and Fiscal 2024 are collectively “Fiscal Years 2025 and 2024”). This MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements for Fiscal Years 2025 and 2024, and the accompanying notes thereto contained in this Annual Report. This introduction summarizes MD&A, which includes the following sections:

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

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

Revenue

During Fiscal 2025, we had revenue of $35,215,454 compared to revenue of $36,886,500 for Fiscal 2024, a decrease of $1,671,046, or approximately 5%. Of this revenue, $32,866,082 and $35,712,211 were from monitoring and other related services revenue during Fiscal 2025 and Fiscal 2024, respectively, representing a decrease of $2,846,129 or approximately 8%. The decrease in monitoring revenues is driven principally by a decrease in people assigned to monitoring for clients in Virginia and Washington D.C., and due to our recently sold Chilean subsidiary. This decrease was partially offset by revenue increases for clients in Illinois and the Bahamas who experienced increases in the number of people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product and other revenue for Fiscal 2025 increased to $2,349,372 from $1,174,289 in the same period in 2024, an increase of $1,175,083 or approximately 100%. The increase in product sales and other revenue was largely due to increased international product sales, principally to customers in Chile and Saudi Arabia, partially offset by a decrease in product sales to a customer in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The industry in which the Company operates, as well as many other industries (automotive, consumer products and medical devices), have been impacted by the global semiconductor shortage. The availability of semiconductor parts has improved in Fiscal 2025 to within industry acceptable lead times.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2026. Increases are expected from duties levied on some accessories that are custom designs to components sourced out of China. We also see some tariff normalization in other countries we source from. General guidance is that these will increase supply chain operations by less than 10% if current tariffs percentages remain. As with most technology companies this guidance is fluid, difficult to predict, and changes month-over-month due to US and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During Fiscal 2025, cost of revenue totaled $17,715,806 compared to cost of revenue during Fiscal 2024 of $19,677,456, a decrease of $1,961,650, or approximately 10%. The decrease in cost of revenue was largely the result of lower device repair costs of $378,410, lower communication costs of $428,603 and lower monitoring center costs of $1,430,595, partially offset by increased hardware purchases of $163,192 and increased freight costs of $210,018. The decrease in monitoring center costs was primarily due to Chile monitoring center assets being fully expensed in Fiscal 2024 and the sale of our Chilean subsidiary. The decrease in device repair costs was primarily due to handling some of the device repairs internally, which began in January of Fiscal 2025.

Depreciation and amortization included in cost of revenue for Fiscal Years 2025 and 2024, totaled $2,956,526 and $3,061,520, respectively, a decrease of $104,994, or approximately 3%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements, and amortization of a patent related to GPS and satellite tracking. The decrease in depreciation and amortization costs is largely due to a decrease in amortization of $187,500 for fully amortized device royalties, partially offset by an increase in device depreciation of $116,101. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During Fiscal 2025, gross profit totaled $17,499,648, resulting in a 50% gross margin, compared to $17,209,044, or a 47% gross margin, during Fiscal 2024. The increase in absolute gross profit of $290,604 is due to a decrease in monitoring center costs and communication costs, partially offset by a decrease in revenue.

General and Administrative Expense

During Fiscal 2025, our general and administrative expense totaled $8,780,869, compared to $11,521,826 for Fiscal 2024. The decrease of $2,740,957 or approximately 24% is due to a decrease in payroll, benefits, and payroll taxes of $1,183,728 primarily due to the sale of our Chilean subsidiary on November 1, 2024 and a settlement expense related to a contract dispute of $1,003,543 in Fiscal 2024.

Selling and Marketing Expense

For Fiscal 2025, our selling and marketing expense was $3,697,980 compared to $3,121,239 for Fiscal 2024. The increase of $576,741 or approximately 18% resulted largely from higher bad debt expense of $476,206 due to this previously being recorded in general and administrative expense and higher payroll, benefits, and payroll taxes of $149,804 due to open sales and marketing positions in Fiscal 2024 as well as an increase in bonus accrual for Fiscal 2025.

Research and Development Expense

During Fiscal 2025, we incurred research and development expense of $2,799,720 compared to those costs recognized during Fiscal 2024 totaling $2,749,218, an increase of $50,502 or approximately 2%. The increase was largely due to increased training and recruiting expense, partially offset by a decrease in outside services.

Depreciation and Amortization Expense

We maintain a significant portion of our tangible and intangible assets that are amortized or depreciated. During Fiscal 2025, depreciation and amortization included in operating expense totaled $910,259 compared to $944,115 for Fiscal 2024. This decrease of $33,856 or approximately 4% was largely due to fully amortized intangible assets and fully depreciated fixed assets.

Impairment on Assets Held for Sale/Loss on Sale of Subsidiary

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value and accordingly recorded an impairment of $757,130. On November 1, 2024, we completed the sale and recognized a loss of $66,483. See Note 14 to Consolidated Financial Statements for additional information.

Total Operating Expenses

During Fiscal 2025, total operating expenses decreased to $16,255,311 compared to $19,093,528 for Fiscal 2024, a decrease of $2,838,217, or approximately 15%. The decrease is primarily due to the factors disclosed above.

Operating Income (Loss)

During Fiscal 2025, operating income was $1,244,337 compared to operating loss of ($1,884,484) for Fiscal 2024. The increase of $3,128,821 in operating income was principally due to a decrease in cost of revenue and a decrease in operating expense, partially offset by a decrease in revenue.

Other Income (Expense)

During Fiscal 2025, total other expense was $3,023,996 compared to $1,786,383 during Fiscal 2024, an increase of $1,237,613 or approximately 69%. The increase in other expense is largely due to negative currency exchange rate movements of $803,988 and an increase in interest expense of $313,707 due to the escalating interest rate on the Amended Facility Agreement with Conrent.

Income taxes

During Fiscal 2025, income tax expense totaled $104,094 compared to income tax benefit of $589,453 during Fiscal 2024. Tax benefit/expense in both fiscal years are income taxes largely related to a foreign jurisdiction.

Net Income (Loss) Attributable to Common Stockholders

We had a net loss attributable to common stockholders for Fiscal 2025 totaling $1,883,753, compared to net loss of $3,081,414 for Fiscal 2024, a decrease of $1,197,661. This decrease in net loss is largely due to an increase in operating income, partially offset by increases in interest expense and income tax expense.

Liquidity and Capital Resources

The company believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future.

Liquidity, Working Capital and Management’s Plan

As of September 30, 2025, the Company had unrestricted cash of $4,098,114, compared to unrestricted cash of $3,574,215 as of September 30, 2024. As of September 30, 2025, we had working capital of $2,784,551, compared to working capital of $3,739,192 as of September 30, 2024. This decrease in working capital of $954,641 is principally due to an increase in accrued liabilities, partially offset by an increase in cash and accounts receivable.

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

As of September 30, 2025, $42,864,000 of principal and $2,775,444 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, Conrent extended the interest payment due date until further notice.

No borrowings or sales of equity securities occurred during the years ended September 30, 2025 or 2024.

Net Cash Flows Provided by Operating Activities.

During Fiscal 2025, we had cash flows from operating activities of $4,317,469, compared to cash flows from operating activities of $4,911,208 for Fiscal 2024, representing a $593,739 decrease, or approximately 12%. The decrease in cash from operations was largely the result of a decrease in collections from customers, partially offset by a decrease in payments to vendors.

Net Cash Flows used in Investing Activities.

The Company used $4,380,722 of cash for investing activities during Fiscal 2025, compared to $3,840,812 of cash used during Fiscal 2024. The increase of $539,910 or 14% was largely the result of increased purchasing of monitoring equipment and parts of $1,132,031, partially offset by proceeds from the sale of our Chilean subsidiary, net of cash included in the sale of $748,715.

Net Cash Flows used in Financing Activities.

The Company used $63,839 of cash for financing activities during Fiscal 2025, which was the result of principal payments on long-term debt and payment of deferred financing fees, compared to $365,070 of cash used in financing activities during Fiscal 2024.

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

The Company paid interest on the full amount of the Performance Bond to the financial institution providing the guarantee at 2.8% interest per annum for the Performance Bond. The Company recorded interest expense of $0 and $34,792 for the years ended September 30, 2025 and September 30, 2024, respectively.

The Company had no performance bonds as of September 30, 2025.

Critical Accounting Estimates

In Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Annual Report, we discuss those accounting policies we consider to be significant in determining the results of operations and our financial position.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expense. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Critical accounting estimates are estimates for which the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

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

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured Track Group Chile as held for sale at its fair value and accordingly recorded an impairment of $757,130. See Note 14 to the Consolidated Financial Statements.

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

Foreign Currency Risks

We had $485,173 and $5,745,546 in foreign currency revenue for Fiscal Years 2025 and 2024, respectively. We made and received payments in a foreign currency during the periods indicated, which resulted in a foreign exchange loss of $688,686 and foreign exchange gain of $115,302 in Fiscal Years 2025 and 2024, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Chilean Peso and Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in US dollars.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Derek Cassell	52	Chief Executive Officer
James A. Berg	62	Chief Financial Officer
Matthew Swando	50	Chief Revenue Officer
Arthur Gigler	46	Chief Marketing Officer
Timothy Hardy	57	Chief Information Officer
Karen Macleod	62	Director
Peter K. Poli	64	Director

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

Arthur Gigler serves as Chief Marketing Officer of Track Group, overseeing the company’s marketing vision, product strategy, branding, public relations, customer experience, and product roadmap. He has over 22 years of experience in electronic monitoring technology and rehabilitative program development. Before joining Track Group in 2019 as Vice President of Marketing & Product Management, he built an extensive background—spanning field operations through product design—across electronic monitoring and its adjacent markets. Mr. Gigler previously held executive leadership roles in product marketing and business development at Alcohol Monitoring Systems (AMS/SCRAM) and BI Incorporated (now GeoCare), after beginning his career supervising field operations for the Illinois Department of Corrections Electronic Monitoring Program. He has co-developed and launched multiple industry-leading hardware and software products and is a U.S. patent holder. Mr. Gigler holds a Bachelor of Science in Family and Consumer Sciences from Northern Illinois University.

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

Karen Macleod was appointed as a director in January 2016 having previously served as the Chief Executive Officer of Arete Group LLC, a professional services firm. Ms. Macleod currently serves on the Board of Cyngn, Inc and is Chair of the Audit Committee and additionally serves on the Board of the Lakeland Hills YMCA. Prior to Arete Group, Ms. Macleod was President of Tatum LLC, a New York-based professional services firm owned by Randstad, from 2011 to 2014, and was a co-founder of Resources Connection (NASDAQ: RECN), now known as RGP, a multinational professional services firm founded as a division of Deloitte in June 1996. Ms. Macleod served in several positions for RGP, including as a director from 1999 to 2009 and President, North America from 2004 to 2009. Prior to RGP, Ms. Macleod held several positions in the Audit Department of Deloitte from 1985 to 1994. Ms. Macleod served as a director for A-Connect (Schweiz) AG, a privately held, Swiss-based global professional services firm, from 2014 to 2016, and was a director for Overland Solutions from 2006 to 2013. She additionally served as a director on the Board of the FWA (Financial Women’s Association) in New York and was a member of their Audit Committee from 2018-2021. Ms. Macleod holds a Bachelor of Science in Business/Managerial Economics from the University of California, Santa Barbara.

Ms. Macleod’s senior public company leadership experience along with her finance and accounting background make her a significant contributor to the Board and the strategic growth of the Company.

Peter K. Poli was appointed as a director in March 2024, and served as Chief Financial Officer of the Company from January 2017 until his appointment as a director. In addition, he served as the Chief Financial Officer and Treasurer of Emerge Monitoring, Inc., Secretary and Treasurer of Track Group – Puerto Rico, Inc., Secretary of Track Group Analytics, Limited and Manager of Emerge Monitoring LLC, all of which are subsidiaries of the Company, from May 2017 until his appointment as a director. Before joining the Company, Mr. Poli served as the Chief Financial Officer of Grand Banks Yachts Limited from August 18, 2004 through December 31, 2015. In addition, he served as an Executive Director of Grand Banks Yachts from March 31, 2008 through October 28, 2015. Prior to his time with Grand Banks Yachts Limited, Mr. Poli served as the Chief Financial Officer for Acumen Fund Inc., I-Works Inc., and as Vice President and Chief Financial Officer of FTD.COM. Mr. Poli also spent nine years as an Investment Banker with Dean Witter Reynolds, Inc. and served as the CFO of a wholly-owned subsidiary of Morgan Stanley Dean Witter from 1997 to 1999. In addition, Mr. Poli served as an Independent Director of Leapnet, Inc. from 2000 to 2002. Mr. Poli earned a Bachelor of Arts in Economics and Engineering from Brown University in 1983 and an MBA from Harvard Business School in 1987.

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

The Board is elected by and is accountable to our stockholders. The Board establishes policy and provides strategic direction, oversight, and control. The Board met 9 times during the year ended September 30, 2025 and incumbent directors attended 100% of the aggregate number of meetings of the Board.

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

Currently, the entire Board serves in the capacity as an Audit Committee with Ms. Macleod also serving as Committee Chair. The Audit Committee is comprised of two members, one of which would not be considered independent under the OTC Rules and all members are financially literate. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, the Board designated Ms. Macleod as the Audit Committee’s “audit committee financial expert” as defined by the applicable regulations promulgated by the SEC. The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm.

Our full Board reviewed and discussed the matters required by United States auditing standards required by the Public Company Accounting Oversight Board (the “PCAOB”) and our audited financial statements for the fiscal year ended September 30, 2025 (“Fiscal 2025”) with management and our independent registered public accounting firm. Our Board received the written disclosures and the letter from our independent registered public accounting firm required by applicable PCAOB standards, and our Board discussed with the independent registered public accounting firm the independent registered public accounting firm's independence.

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

Summary Compensation Table

The following summary compensation table sets forth the compensation awarded to the following persons for our fiscal years ended September 30, 2025 and 2024:

(a)	our principal executive officer;

(b)	our other two most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2025 and who had total compensation exceeding $100,000

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)

Derek Cassell	2025	$304,119	$370,800	$-	$7,683	$682,602
Chief Executive Officer	2024	$300,000	$256,800	$-	$7,600	$564,400

Matt Swando	2025	$278,776	$169,950	$-	$5,480	$454,206
Chief Revenue Officer	2024	$275,000	$117,700	$-	$3,931	$396,631

Arthur J. Gigler	2025	$203,608	$74,475	$-	$1,600	$279,683
Chief Marketing Officer	2024	$197,700	$51,578	$-	$1,600	$250,878

(1)	The Non-Equity Incentive compensation reported in this column was earned in fiscal years 2025 and 2024 and will be paid in fiscal year 2026 and was paid in fiscal year 2025, respectively.

(2)	This column represents the value of holiday gift cards received by employees, cell phone reimbursement and company paid 401(k) match.

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

Outstanding Equity Awards at September 30, 2025

At September 30, 2025 there were no outstanding equity awards.

Director Compensation

During the fiscal year ended September 30, 2025, each of our non-employee directors received $25,000 per quarter for serving on the Board, which fees were payable in cash. The members of the Board are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.

The following table sets forth the compensation awarded to, earned by, or paid to each non-employee director having served during the fiscal year ended September 30, 2025:

	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)(2)

Karen Macleod	$100,000	$-	$100,000
Peter K. Poli (3)	$100,000	$9,465	$109,465
Karim Sehnaoui (4)	$75,000	$-	$75,000

(1)	This column includes reimbursements for health insurance.
(2)	Additionally, we reimburse non-employee directors for travel expenses incurred in connection with their duties as our director. Travel expense reimbursements are not included in this table.
(3)

Mr. Poli was appointed as a member of the Board of Directors effective April 1, 2024. Mr. Poli served as Chief Financial Officer from January 3, 2017 to March 31, 2024. Mr. Poli received $148,077 in salary and $3,869 in other compensation in Fiscal 2024 for his employment as Chief Financial Officer. Other compensation includes cell phone reimbursement and company paid 401(k) match.

(4)	Mr. Sehnaoui resigned as a member of the Board of Directors effective June 6, 2025.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents information regarding beneficial ownership as of December 1, 2025 (the “Table Date”), of our Common Stock by (i) each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our Named Executive Officers serving as of the Table Date; (iii) each of our directors serving as of the Table Date; and (iv) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner (1)	Shares	%

Directors and Named Executive Officers:
Derek Cassell	317,209	2.7%
James A. Berg	-	*
Timothy Hardy	-	*
Matt Swando	205,340	1.7%
Arthur J. Gigler	100,000	*
Karen Macleod	73,744	*
Peter Poli	187,241	1.6%
All directors and executive officers as a group (7 persons)	883,534	7.4%

5% Beneficial Owners:
ETS Limited (2)	4,706,579	39.7%
Conrent Invest S.A., Compartment Track-PPN (3)	1,446,447	12.2%
CRC Founders Fund, LP (4)	691,691	5.8%

* Less than 1%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 200 E. 5th Avenue, Suite 100, Naperville, Illinois 60563.

(2)

The business address of ETS Limited, a wholly owned subsidiary of ADS Securities LLC, is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. As controlling shareholder of ADS Holding LLC, the controlling shareholder of ADS Securities, LLC, ADQ Financial Services LLC may be deemed to have beneficial ownership over the shares reported herein. Number of shares is based on Amendment No. 5 to Schedule 13D filed by ADQ Financial Services LLC on December 26, 2024.

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

(4)

Denver J. Smith is the Lead Manager for the CRC Founders Fund, LP, an investment partnership, and has the shared power to vote and dispose of the shares held by the CRC Founders Fund, LP. The business address of CRC Founders Fund, LP is 1040 S Gaylord Street, Suite 25, Denver, CO, 80209. Information is based on the Schedule 13D filed by CRC Founders Fund, LP on January 16, 2025.

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

Item 14.        Principal Accounting Fees and Services

During the years ended September 30, 2025 and 2024, Eide Bailly, LLP (“Eide Bailly”) served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Eide Bailly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended September 30, 2025 and 2024 and fees and other expenses for other services rendered during those periods.

	2025	2024

Audit Fees (1)	$264,600	$248,550
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$35,700	$33,346
All Other Fees (4)	$-	$7,150
Total	$300,300	$289,046

(1)

Audit services in 2025 and 2024 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters including reviews of interim financial statements from our quarterly reports. Eide Bailly has served as our independent registered public accounting firm since September 24, 2013.

(2)	There were no audit-related fees for the years ended September 30, 2025 and 2024.
(3)	For permissible professional services related to income tax return preparation and compliance.
(4)	All other fees are related to the audit of the 401(k) financial statements.

Audit Committee Pre-Approval Policies and Procedures

Our entire Board of Directors, in serving in the capacity of the Audit Committee has established pre-approval policies and procedures, pursuant to which the Board of Directors approved the foregoing audit and permissible non-audit services provided by Eide Bailly in the fiscal year ended September 30, 2025 (“Fiscal 2025”). Such procedures govern the ways in which the full Board of Directors now pre-approves audit and various categories of non-audit services that the auditor provides to the Company. Services that have not received pre-approval must receive specific approval of the full Board of Directors for Fiscal 2025.

Auditor Independence

Our Audit Committee and the full Board of Directors considered that the work done for us in Fiscal 2025 and Fiscal 2024, respectively, by Eide Bailly was compatible with maintaining Eide Bailly’s independence.

Report of the Audit Committee of the Board of Directors

Date: December 19, 2025

The full Board of Directors of Track Group, Inc. (the “Board”), serving in the capacity of the Company’s Audit Committee, has reviewed and discussed with management and Eide Bailly, LLP, our independent registered public accounting firm, the audited consolidated financial statements in the Track Group, Inc. Annual Report on Form 10-K for the year ended September 30, 2025. The Board has also discussed with Eide Bailly, LLP those matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”).

Eide Bailly, LLP also provided the Board with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Board concerning independence. The Board has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Board determined that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended September 30, 2025.

Respectfully Submitted, Karen Macleod, Committee Chair Peter Poli

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2.   Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date

3(i)(1)	Articles of Transfer of Track Group, Inc., a Utah corporation, dated August 5, 2016		Exhibit 3(i)(3) to the Company’s Current Report on Form 8-K	August 9, 2016
3(i)(2)	Certificate of Conversion Converting Track Group, Inc., a Utah corporation, to Track Group, Inc., a Delaware corporation, dated August 5, 2016		Exhibit 3(i)(4) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
3(i)(3)	Certificate of Incorporation of Track Group, Inc., a Delaware corporation, dated August 6, 2016		Exhibit 3(i)(5) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
3(1)(4)	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, dated October 12, 2017		Exhibit 3.1 to the Company’s Current Report on Form 8-K	October 13, 2017
3(ii)(1)	Bylaws of Track Group, Inc., a Delaware corporation		Exhibit 3(ii)(2) to the Company’s Quarterly Report on Form 10-Q	August 9, 2016
3(ii)(2)	Amendment No. 1 to the Bylaws of Track Group, Inc., a Delaware corporation		Exhibit 3.1 to the Company’s Current Report on Form 8-K	February 13, 2925
10.1	2012 Equity Incentive Award Plan*

Appendix II to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2011, amended in accordance with the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2015

10.2	Amended and Restated Facility Agreement, dated June 30, 2015, by and between Track Group, Inc. and Conrent Invest S.A, acting on behalf of its compartment “Safety 2”, dated June 30, 2015		Exhibit 10.1 to the Company’s Current Report on Form 8-K	July 15, 2015
10.3	Loan Agreement, by and between Conrent Invest S.A., acting with respect to its Compartment Safety III, and Track Group, Inc., dated May 1, 2016		Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q	May 9, 2016
10.5	Employment Agreement by and between Track Group, Inc. and Derek Cassell dated, December 1, 2016*		Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017
10.6	Services Agreement, dated December 7, 2016		Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017

10.7	Amendment No. 1 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated February 13, 2017*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 14, 2017
10.9	Amendment No. 2 to Employment Agreement by and between Track Group Inc. and Derek Cassell, dated January 3, 2018*	Exhibit 10.2 the Company’s Current Report on Form 8-K	January 5, 2018
10.11	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated July 19, 2018	Exhibit 10.1 to the Company’s Current Report on Form 8-K	July 19, 2018
10.12	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated February 24, 2019	Exhibit 10.1 to the Company’s Current Report on Form 8-K	February 28, 2019
10.13	Amendment Agreement by and between Track Group, Inc. and Conrent Invest S.A., dated January 10, 2020	Exhibit 10.1 to the Company’s Current Report on Form 8-K	January 15, 2020
10.14	Monitoring Services Agreement between Track Group, Inc. and Gendarmeria de Chile, the Republic of Chile’s uniform prison service, dated July 29, 2020	Exhibit 10.1 to the Company’s Current Report on Form 8-K	August 17, 2020
10.15	Amendment No. 3 to Employment Agreement between Track Group, Inc. and Derek Cassell, dated December 1, 2016*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 23, 2020
10.16	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated December 21, 2020	Exhibit 10.1 to the Company’s Current Report on Form 8-K	December 23, 2020
10.17

Amendment No. 4 to the Executive Employment Agreement between Track Group, Inc. and Derek Cassell Dated December 15, 2021 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K, filed).*

		Exhibit 10.19 to the Company’s Annual Report on Form 10-K	December 16, 2021
10.18	Employment Agreement by and Between Track Group Inc. and Matthew Swando dated December 6, 2016.*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.19	Amendment No. 1 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated April 23, 2018.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.20	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Matthew Swando dated January 15, 2022.*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q	February 10, 2022
10.21	2022 Omnibus Equity Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed).*	Annex A to the Company’s Definitive Proxy Statement on Schedule 14A	February 24, 2022
10.22	Settlement Agreement and Mutual Release entered into by the Company, Eli Sabag, Sapinda Asia Limited and Lars Windhorst, dated June 10, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K	June 14, 2022
10.23	Amendment to Facility Agreement by and between Track Group, Inc. and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2”, dated April 26, 2023.	Exhibit 10.1 to the Company’s Current Report on Form 8-K	April 27, 2023
10.24	Sales, Licensing, Maintenance, & Services Agreement by and between Marion County Community Corrections and Track Group, Inc., dated March 11, 2024	Exhibit 10.1 to the Company’s Current Report on Form 8-K	March 15, 2024

10.25	Separation Agreement and General Release of Claims by and between Peter Poli and Track Group, Inc., dated March 21, 2024*		Exhibit 10.1 to the Company’s Current Report on Form 8-K	March 22, 2024
10.26	Employment Agreement by and between James A. Berg and Track Group, Inc., dated March 21, 2024*		Exhibit 10.2 to the Company’s Current Report on Form 8-K	March 22, 2024
10.27	Stock Purchase Agreement by and between Inversiones Santa Hortensia SpA and the Company, dated October 29, 2024.		Exhibit 10.1 to the Company’s Current Report on Form 8-K	November 4, 2024
10.28	Employment Agreement by and between Arthur Jacob Gigler and Track Group, Inc., dated December 26, 2018*		Exhibit 10.30 to the Company’s Annual Report on Form 10-K	December 23, 2024
10.29	Amendment No.1 to Employment Agreement by and Between Track Group Inc. and Arthur Jacob Gigler dated March 17, 2022*		Exhibit 10.31 to the Company’s Annual Report on Form 10-K	December 23, 2024
10.30	Amendment No.2 to Employment Agreement by and Between Track Group Inc. and Arthur Jacob Gigler dated August 4, 2022*		Exhibit 10.32 to the Company’s Annual Report on Form 10-K	December 23, 2024
14.1	Code of Business Conduct & Ethics (incorporated by reference to our Annual Report on Form 10-K, filed).		Exhibit 14.1 to the Company’s Annual Report on Form 10-K	December 19, 2017
21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K, filed).		Exhibit 21 to the Company’s Annual Report on Form 10-K	January 28, 2019
31(i)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
31(ii)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).	X
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).**	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)	X

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Track Group, Inc.

Date: December 19, 2025	By:	/s/ Derek Cassell
Derek Cassell
Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2025	By:	/s/ James A. Berg
James A. Berg Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Macleod	Director	December 19, 2025
Karen Macleod

/s/ Peter Poli	Director	December 19, 2025
Peter Poli

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Track Group, Inc.

Naperville, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Track Group, Inc. (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Track Group, Inc. as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Track Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Track Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recoverability of Goodwill

As discussed in Note 2 and disclosed in Note 13 to the consolidated financial statements, the Company’s balance of goodwill was $8,299,941. The determination of the recoverability of goodwill requires management to make significant assumptions and complex judgments related to fair value of the reporting unit. On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill.

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
●

Evaluating the significant assumptions used by management in the Company’s income approach and market approach, including the amount and timing of cash flows throughout the forecasted period, the scheduled depreciation expense and capital expenditures necessary to sustain the business.

●

Evaluating whether the assumptions used by management were reasonable by considering (i) the past performance of the Company, (ii) the consistency of these assumptions with third-party industry and economic data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Utilizing a valuation specialist to assist in testing the Company’s fair value determination.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2005 (such date incorporates the acquisition of certain assets of Hansen, Barnett and Maxwell, P.C. by Eide Bailly LLP in 2013).

Denver, Colorado

December 19, 2025

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND 2024

	September 30,	September 30,
	2025	2024
Assets
Current assets:
Cash	$4,098,114	$3,574,215
Accounts receivable, net of allowance for credit losses of $596,059 and $432,904, respectively	6,455,910	4,428,535
Prepaid expense and deposits	353,319	638,293
Inventory, net of reserves of $61,535 and $82,848, respectively	473,464	582,481
Assets held for sale	-	969,481
Total current assets	11,380,807	10,193,005
Property and equipment, net of accumulated depreciation of $294,873 and $430,003, respectively	497,889	317,206
Monitoring equipment, net of accumulated depreciation of $5,896,304 and $5,982,972, respectively	5,104,603	4,598,864
Intangible assets, net of accumulated amortization of $21,616,041 and $19,699,966, respectively	13,958,773	13,959,571
Goodwill	8,299,941	7,941,190
Other assets, net	1,061,507	660,170
Total assets	$40,303,520	$37,670,006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,709,653	$3,082,467
Accrued liabilities	4,886,603	2,639,318
Liabilities held for sale	-	732,028
Total current liabilities	8,596,256	6,453,813
Long-term debt, net of current portion	42,720,944	42,639,197
Long-term liabilities	529,265	186,407
Total liabilities	51,846,465	49,279,417

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(315,147,082)	(312,691,811)
Accumulated other comprehensive income (loss)	1,002,405	(1,519,332)
Total equity (deficit)	(11,542,945)	(11,609,411)
Total liabilities and stockholders’ equity (deficit)	$40,303,520	$37,670,006

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Revenue:
Monitoring and other related services	$32,866,082	$35,712,211
Product sales and other	2,349,372	1,174,289
Total revenue	35,215,454	36,886,500

Cost of revenue:
Monitoring, products and other related services	14,759,280	16,615,936
Depreciation and amortization included in cost of revenue	2,956,526	3,061,520
Total cost of revenue	17,715,806	19,677,456

Gross profit	17,499,648	17,209,044

Operating expense:
General & administrative	8,780,869	11,521,826
Selling & marketing	3,697,980	3,121,239
Research & development	2,799,720	2,749,218
Depreciation & amortization	910,259	944,115
Impairment on assets held for sale/loss on sale of subsidiary	66,483	757,130
Total operating expense	16,255,311	19,093,528

Operating income (loss)	1,244,337	(1,884,484)

Other income (expense):
Interest income	2,840	126,365
Interest expense	(2,338,150)	(2,024,443)
Currency exchange rate gain (loss)	(688,686)	115,302
Other income (expense), net	-	(3,607)
Total other income (expense)	(3,023,996)	(1,786,383)
Income (loss) before income taxes	(1,779,659)	(3,670,867)
Income tax expense (benefit)	104,094	(589,453)
Net income (loss) attributable to common stockholders	(1,883,753)	(3,081,414)
Release of cumulative translation adjustment for sale of subsidiary	1,390,913	-
Equity adjustment for sale of subsidiary	571,518	-
Foreign currency translation adjustments	559,306	(38,495)
Comprehensive income (loss)	$637,984	$(3,119,909)

Net income (loss) per share – basic:
Net income (loss) per common share	$(0.16)	$(0.26)
Weighted average common shares outstanding	11,863,758	11,863,758
Net income (loss) per share – diluted:
Net income (loss) per common share	$(0.16)	$(0.26)
Weighted average common shares outstanding	11,863,758	11,863,758

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release of cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Foreign currency translation adjustments	-	-	-	-	559,306	559,306
Net loss	-	-	-	(1,883,753)	-	(1,883,753)
Balance September 30, 2025	11,863,758	1,186	302,600,546	(315,147,082)	1,002,405	(11,542,945)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2023	11,863,758	$1,186	$302,597,115	$(309,610,397)	$(1,480,837)	$(8,492,933)
Stock-based compensation	-	-	3,431	-	-	3,431
Foreign currency translation adjustments	-	-	-	-	(38,495)	(38,495)
Net loss	-	-	-	(3,081,414)	-	(3,081,414)
Balance September 30, 2024	11,863,758	1,186	302,600,546	(312,691,811)	(1,519,332)	(11,609,411)

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(1,883,753)	$(3,081,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,866,785	4,005,635
Credit losses	493,721	276,561
Sales allowance	(60,000)	46,935
Allowance for obsolete inventory	(21,313)	-
Stock-based compensation	-	3,431
Deferred Taxes	16,484	(516,697)
Loss on monitoring equipment included in cost of revenue	337,874	332,702
Amortization of debt issuance costs	82,328	111,357
Amortization of monitoring center assets included in cost of revenue	-	519,341
Foreign currency exchange (gain)/loss	688,686	(115,303)
Right of use assets/liabilities	8,085	-
Loss on disposal of assets	397	3,607
Loss on sale of subsidiary	66,483	757,130
Change in assets and liabilities:
Accounts receivable, net	(2,944,007)	(215,115)
Inventories, net	130,330	775,328
Current assets held for sale	719,201	(719,201)
Prepaid expense, deposits and other assets	(164,499)	1,715,515
Noncurrent assets	(10,614)	10,614
Accounts payable	632,814	285,755
Accrued liabilities	3,032,249	41,245
Current liabilities held for sale	(732,028)	732,028
Other current liabilities	58,246	(58,246)
Net cash provided by operating activities	4,317,469	4,911,208

Cash flow from investing activities:
Purchase of property and equipment	(210,429)	(278,315)
Capitalized software	(2,247,708)	(2,023,228)
Purchase of monitoring equipment and parts	(2,671,300)	(1,539,269)
Proceeds from sale of subsidiary, net of cash included in sale	748,715	-
Net cash used in investing activities	(4,380,722)	(3,840,812)

Cash flow from financing activities:
Principal payments on long-term debt	(11,399)	(326,731)
Payment of deferred financing fees	(52,440)	(38,339)
Net cash used in financing activities	(63,839)	(365,070)

Effect of exchange rate changes on cash	(356,419)	(180,896)

Net increase (decrease) in cash	(483,511)	524,430
Cash and cash held for sale, beginning of year (See Note 2)	4,581,625	4,057,195
Cash and cash held for sale, end of year (See Note 2)	$4,098,114	$4,581,625

Cash paid for interest	$58,020	$1,813,569
Cash paid for taxes	$95,695	$35,980
Noncash investing activities
Purchase of monitoring equipment in accounts payable	$285,179	$-

The accompanying notes are an integral part of the financial statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Operations

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

Business Condition. As of September 30, 2025 and 2024, the Company had an accumulated deficit of $315,147,082 and $312,691,811, respectively. The Company incurred a net loss of $1,883,753 and $3,081,414 for the years ended September 30, 2025 and 2024, respectively. On April 27, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 7). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of Fiscal 2025, we completed the sale of our Chilean subsidiary and recognized a $66,483 loss recorded in Loss on sale of subsidiary in the Condensed Consolidated Statements of Operations and Comprehensive Income for the year ended September 30, 2025 (“Fiscal 2025”). This loss is in addition to a $757,130 impairment on assets held for sale in the fourth quarter of the year ended September 30, 2024 (“Fiscal 2024”).

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

Foreign Currency Translation

The Chilean Peso, New Israeli Shekel and the Canadian Dollar are used as functional currencies of the operating subsidiaries: (i) Track Group Chile SpA; (ii) Track Group International Ltd.; and (iii) Track Group Analytics Limited, respectively. The balance sheets of all subsidiaries have been converted into United States Dollars (“USD”) at the exchange rate prevailing at September 30, 2025. Their respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of stockholders’ equity.

Other Intangible Assets

Other intangible assets principally consist of royalty purchase agreements, developed technology and trade name. The Company accounts for other intangible assets in accordance with generally accepted accounting principles and does not amortize intangible assets with indefinite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, which range from three to twenty years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate possible impairment. See Note 13.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, other assets, accounts payable and accrued liabilities fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value as the interest rates approximate market interest rates.

Concentration of Revenue & Credit Risk

In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Accordingly, the Company performs credit evaluations of our customers' financial condition.

The Company had sales to four entities that each represent 10% or more of our gross revenue, as follows for the years ended September 30, 2025 and 2024, respectively:

	2025	%	2024	%
Customer A	$4,422,047	13%	$3,328,803	9%
Customer B	3,408,688	10%	3,482,363	9%
Customer C	3,265,277	9%	3,757,504	10%
Customer D	475,144	1%	5,746,451	16%

No other customer represented more than 10% of the Company’s total revenue for the fiscal years ended September 30, 2025 or 2024. On November 1, 2024 we sold our Chilean subsidiary, which included Customer D.

Concentration of credit risk associated with the Company’s total and outstanding accounts receivable as of September 30, 2025 and 2024, respectively, are shown in the table below:

	2025	%	2024	%
Customer E	$784,966	12%	$326,908	7%
Customer F	767,376	12%	475,012	11%
Customer G	673,297	10%	489,618	11%
Customer D	-	0%	495,969	11%

Cash and Cash Held for Sale

Cash and cash held for sale consisted of the following:

	2025	2024
Cash	$4,098,114	$3,574,215
Cash held for sale	-	1,007,410
Total cash and cash held for sale	$4,098,114	$4,581,625

The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $3,841,744 and $4,319,894 of cash deposits in excess of federally insured limits as of September 30, 2025 and 2024, respectively.

Accounts Receivable

Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected. For the fiscal years ended September 30, 2025 and September 30 2024, the Company wrote-off accounts receivables of $270,566 and $111,324 , respectively which are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations in Fiscal 2025 and general and administrative expense in Fiscal 2024. The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. For the fiscal years ended September 30, 2025 and September 30, 2024, the Company issued credit memos for prior fiscal year sales of $7,879 and $210,267 respectively. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month. For the fiscal years ended September 30, 2025 and 2024, the reserve for credit memos was $10,000 and $70,000, respectively.

Prepaid Expense and Deposits

Prepaid assets and deposits is comprised largely of tax deposits, vendor deposits and other prepaid supplier expenses. We generally expect deposits to be returned to the Company as cash within 12 months after the Company’s contractual obligation has been completed and prepaid expenses to be allocated over the commitment.

Inventory

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of September 30, 2025 and 2024, inventory consisted of the following:

	2025	2024
Monitoring equipment component boards inventory	$534,999	$665,329
Reserve for damaged or obsolete inventory	(61,535)	(82,848)
Total inventory, net of reserves	$473,464	$582,481

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded charges of $18,943 and $82,848 during the years ended September 30, 2025 and 2024, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products & other related services in the Consolidated Statement of Operations.

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

Property and equipment consisted of the following as of September 30, 2025 and 2024, respectively:

	2025	2024
Equipment, software and tooling	$125,949	$114,088
Leasehold improvements	98,979	237,722
Furniture and fixtures	135,846	120,364
Other fixed assets	431,988	275,035
Total property and equipment before accumulated depreciation	792,762	747,209
Accumulated depreciation	(294,873)	(430,003)
Property and equipment, net of accumulated depreciation	$497,889	$317,206

Property and equipment in the table above as of September 30, 2025 and 2024 exclude amounts classified as held for sale of $0 and $10,614, respectively, which are recorded as assets held for sale on the Consolidated Balance Sheet. See Note 14 for additional information.

Property and equipment to be disposed of is reported at the lower of the carrying amount or fair value, less the estimated costs to sell and any gains or losses are included in the results of operations. During the fiscal years ended September 30, 2025 and 2024, the Company disposed of $271,678 and $1,461,526 of fixed assets, respectively. The fixed assets disposed of in Fiscal 2025 were mostly fully depreciated assets that were obsolete and assets included in the sale of our Chilean subsidiary. Internally developed software costs related to the Company’s monitoring platform are recorded as intangible assets on the Consolidated Balance Sheet.

Depreciation expense recognized for property and equipment for the fiscal years ended September 30, 2025 and 2024 was $29,294 and $62,620, respectively. Depreciation expense for property and equipment is recognized in operating expense in the Consolidated Statements of Operations.

Monitoring Equipment

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between one and three years for customer tablets and three to five years for monitoring devices. Monitoring equipment as of September 30, 2025 and 2024 is as follows:

	2025	2024
Monitoring equipment	$11,000,907	$10,581,836
Less: accumulated depreciation	(5,896,304)	(5,982,972)
Monitoring equipment, net of accumulated depreciation	$5,104,603	$4,598,864

Depreciation expense for the fiscal years ended September 30, 2025 and 2024 was $1,811,602 and $1,695,501, respectively. This expense was classified as a cost of revenue in the Consolidated Statements of Operations.

During the fiscal years ended September 30, 2025 and 2024, the Company recorded charges of $210,695 and $332,702, respectively, for devices that were lost, stolen or damaged, and $127,179 and $0, respectively for devices that were sold. Product sales and lost, stolen and damaged items are expensed in Monitoring, products and other related services in the Consolidated Statements of Operations.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2025 and 2024.

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

Research and Development Costs

The Company expenses research and development costs as incurred. During the fiscal years ended September 30, 2025 and 2024, the Company incurred research and development expense of $2,799,720 and $2,749,218, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the fiscal years ended September 30, 2025 and 2024 was $20,728 and $14,925, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Outstanding restricted stock units are amortized over the vesting period. We recorded $0 and $3,431 of expense related to these awards for fiscal years ended September 30, 2025 and 2024, respectively.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. As of September 30, 2025, and September 30, 2024, we did not record a liability for uncertain tax positions.

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

Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). As of September 30, 2025, there were no outstanding common share equivalents.

There were no outstanding stock options or warrants as of September 30, 2025 and 2024.

The were no common stock equivalents outstanding as of September 30, 2025 and 2024.

Recent Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The Board is issuing the amendments in this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ended September 30, 2028.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Loses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under ASU 2025-05, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods in those years. The Company will review the guidance in ASU 2025-05 and will adopt disclosures as applicable beginning in the fiscal year ending September 30, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on its financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on our financial statement disclosures and will adopt ASU 2025-06 in fiscal year ended September 30, 2029.

No other new accounting pronouncements issued or effective as of September 30, 2025 have had or are expected to have a material impact on our consolidated financial statements.

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

Multiple Element Arrangements. The majority of our revenue transactions do not have multiple elements. However, on occasion, the Company may enter revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the years ended September 30, 2025 and 2024.

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

The following tables present the Company’s revenue disaggregated by geography, based on management’s assessment of available data:

	Year Ended September 30, 2025		Year Ended September 30, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$26,868,826	76%	$25,984,679	70%
Latin America	6,717,588	19%	9,877,373	27%
Other	1,629,040	5%	1,024,448	3%
Total	$35,215,454	100%	$36,886,500	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority (approximately 93% and 97% for fiscal years ended September 30, 2025 and 2024, respectively) of the Company’s revenue. Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Paraguay, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balance of accounts receivable at September 30, 2025 of $6,455,910 does not include an unbilled balance. The balance of accounts receivable at September 30, 2024 of $4,428,535 does not include an unbilled balance, which was included in assets held for sale on the Consolidated Balance Sheet. The balance of accounts receivable at September 30, 2023 of $4,536,916 included an unbilled balance of $490,848. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations in Fiscal 2025 and as general and administrative expense in Fiscal 2024. As of September 30, 2025, September 30, 2024, and September 30, 2023 the Company had an allowance for credit losses of $596,059, $432,904, and $178,095 respectively, which included an allowance for credit memos of $10,000, $70,000, and $23,065 respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the year ended September 30, 2025:

Year Ended September 30, 2025
Balance - beginning of period	$432,904
Increase to provision for credit losses	433,721
Write offs charged against allowance	(270,566)
Balance - end of period	$596,059

For the years ended September 30, 2025 and 2024 the Company wrote-off accounts receivables of $270,566 and $111,324, respectively and issued credit memos for prior fiscal year sales of $7,879 and $210,267, respectively.

The balances of the deferred revenue at September 30, 2025, September 30, 2024, and September 30, 2023 were $0, $0, and $431 respectively.

(4)	Other Assets

As of September 30, 2025, September 30, 2024, and September 30, 2023 respectively, the balance of other assets was $1,061,507, $660,170, and $2,442,154. Other assets at September 30, 2025 are comprised largely of right of use assets, lease deposits, cash used as collateral for a performance bond and deferred income tax. Other assets as of September 30, 2024 exclude amounts classified as held for sale on the Condensed Consolidated Balance Sheet of $246,397. See Note 14 for additional information.

The Company was contractually obligated to construct and equip two monitoring centers for an international customer, as well as supply equipment for the customer’s satellite locations, which have been owned by the customer since construction was completed. The monitoring center equipment was amortized using the straight-line method over the contract period between 32 and 40 months, ending September 30, 2024. Monitoring center equipment as of September 30, 2025 and 2024, was as follows:

	September 30, 2025	September 30, 2024
Monitoring center equipment	$-	$1,638,411
Less: accumulated amortization	-	(1,638,411)
Monitoring center equipment, net of accumulated amortization	$-	$-

The Santiago and Puerto Montt monitoring centers amortization is recorded in Monitoring, products and other related service costs on the Condensed Consolidated Statements of Operations. Amortization of costs related to the Santiago and Puerto Montt monitoring centers for the twelve-months ended September 30, 2025 and 2024 were $0 and $519,341, respectively. The Company recorded revenue from the customer based on a contractually agreed upon unit per day amount during the contract period.

(5)	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Accrued payroll, taxes and employee benefits	$1,581,867	$1,243,926
Accrued taxes - foreign and domestic	10,694	169,951
Accrued other expense	95,099	110,118
Accrued legal and other professional costs	71,951	61,779
Accrued costs of revenue	40,140	214,727
Right of use liability	201,098	128,360
Deferred financing fees	110,310	162,750
Accrued interest	2,775,444	547,707
Total accrued liabilities	$4,886,603	$2,639,318

Accrued liabilities in the table above as of September 30, 2025 and 2024 exclude amounts classified as held for sale of $0 and $636,640, respectively. See Note 14 for additional information.

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

(7)	Debt Obligations

Debt obligations, net of debt issuance costs, as of September 30, 2025 and 2024 consisted of the following:

	September 30, 2025	September 30, 2024

The unsecured loan (the “Amended Facility Agreement”) from Conrent Invest S.A. (“Conrent”) whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at September 30, 2025 are $143,056. As of September 30, 2025, $42,864,000 of principal and $2,775,444 of interest was owed to Conrent. The Company has not paid Conrent any interest for the year ended September 30, 2025. The due date for the interest payment has been extended until further notice.

	$42,720,944	$42,639,197
Total debt obligations	42,720,944	42,639,197
Less: current portion	-	-
Long-term debt, less current portion	$42,720,944	$42,639,197

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

As of September 30, 2025, $42,864,000 of principal and $2,775,444 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, the interest payment due date was extended until further notice from Conrent of no less than 30 calendar days.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of September 30, 2025:

Twelve months ended September 30:	Total
2026	$-
2027	42,864,000
Total	42,864,000
Issuance costs	(143,056)
Debt obligations, net of unamortized issuance costs	$42,720,944

(8)	Preferred Stock

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

As of September 30, 2025, there were no shares of Series A Preferred issued and outstanding.

(9)	Common Stock

Common Stock Issuances

The Company is authorized to issue up to 30,000,000 shares of Common Stock, $0.0001 par value per share.

There were no issuances of Common Stock in fiscal year 2025 or 2024.

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

There were no issuances of restricted shares in fiscal year 2025 or 2024.

On April 13, 2022, the Company issued 285,000 restricted shares, at a grant date value of $1.30, to members of its executive team from the 2022 Plan with a total value of $370,500. The restricted shares are amortized over the vesting period. One-third of the restricted shares vested on the grant date and one-third of the restricted shares vested on October 13, 2022 and October 13, 2023, respectively. The Company recorded expense of $0 and $3,431 during the fiscal years ended September 30, 2025 and 2024, respectively. As of September 30, 2025 there were 215,000 shares of Common Stock available for issuance under the 2022 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the fiscal years ended September 30, 2025 and 2024, the Company granted no options and warrants to purchase shares of Common Stock under the 2023 Plan or under the 2012 Plan. The Company recorded no expense for the fiscal years ended September 30, 2025 and 2024, respectively, related to the issuance and vesting of outstanding stock options and warrants.

All options and warrants have vested and are exercisable at September 30, 2025 and no future issuances are expected.

As of September 30, 2025, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board of Directors will be recognized over the next year.

A summary of the compensation-based options and warrants activity for the fiscal years ended September 30, 2025 and 2024 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2023	4,688	$1.24	0.25	$-
Granted	-	-	-	-
Expired	(4,688)	(1.24)	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2024	-	$-	-	$-
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2025	-	$-	-	$-
Exercisable as of September 30, 2025	-	$-	-	$-

(11)	Income Taxes

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

For the fiscal years ended September 30, 2025 and 2024, the Company incurred no net losses for income tax purposes. The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2025, the Company had federal carryforwards available to offset future taxable income of approximately $148,204,709 net of NOLs which expired during the year. The Company has a net operating loss carryforward of approximately $54,970,399 for state purposes net of NOLs which expired during the year ending September 30, 2025. The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of prior year ownership changes on the future realizability of U.S. and state deferred tax assets did not result in an impact to the provision for income taxes for the year ended September 30, 2025, or on net deferred tax asset as of September 30, 2025. In the past, ownership changes of the Company resulted in a Sec. 382 limitation on the future realizability of U.S. state NOLs.  Since the Company maintains a full valuation allowance on all U.S. and state deferred tax assets, the impact of the Sec. 382 limitation did not result in an impact to the provision for income taxes for the year ended September 30, 2025, or on net deferred assets as of September 30, 2025.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax provision for the year ended September 30, 2025 was due primarily to taxes on the income of a foreign-based subsidiary and U.S. state and local income taxes.

The expense for income taxes consisted of the following:

	Fiscal Years Ended
	September 30,
	2025	2024
Current
Federal	$-	$(207,709)
State	86,830	-
Foreign	17,264	-
	104,094	(207,709)
Deferred
Federal	-	-
State	-	-
Foreign	-	(381,744)

Total Tax Expense	$104,094	$(589,453)

The deferred income tax assets (liabilities) were comprised of the following for the periods indicated:

	Fiscal Years Ended
	September 30,
	2025	2024
Net loss carryforwards	$30,067,876	$31,667,146
Accruals and reserves	164,070	134,414
Severance indemnity reserve	-	114,837
Contributions	4,036	3,911
Depreciation and amortization	(710,425)	(494,657)
Stock-based compensation	-	-
Interest Expense Carryforward	924,102	708,230
Valuation allowance	(30,449,659)	(31,925,292)
Total	$-	$208,589

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the years ended September 30, 2025 and 2024 are as follows:

	Fiscal Years Ended
	September 30,
	2025	2024
Federal income tax benefit at statutory rate	$855,195	$(5,004)
State income tax benefit, net of federal income tax effect	97,253	(941)
Effect of foreign income taxes	-	(383,254)
Return to Provision	(97,244)	(18,566)
Withholding Taxes	16,484	(207,709)
Deferred only adjustment	663,039	1,746,831
Gain/(Loss) on deductible expenses	13,415	15,154
Change in valuation allowance	(1,475,633)	(1,735,964)
Other	31,585	-
Provision for income taxes	$104,094	$(589,453)

The Company’s open tax years for federal and state income tax returns are for the tax years ended September 30, 2020 through September 30, 2025.  The Company was examined by the Internal Revenue Service for fiscal years ended September 30, 2018 and September 30, 2017. The examinations were closed as of November 29, 2021, with no additional tax assessment.

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

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al.On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations of the complaint and will defend the case vigorously. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment as of September 30, 2025 and 2024, respectively, are shown in the table below:

	2025	2024
Monitoring equipment operating revenue	$30,054,799	$31,319,769

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items. The amounts as of September 30, 2025 and 2024 exclude operating lease right of use assets and lease liabilities, which were nominal amounts, that were classified as held for sale on the Condensed Consolidated Balance Sheet. See Note 14 for additional information.

	September 30, 2025		September 30, 2024
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$722,278		$314,767
Accrued liabilities		$201,098		$128,360
Long-term liabilities		$529,265		$186,407

The following table summarizes the supplemental cash flow information for the year ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Cash paid for noncancelable operating leases included in operating cash flows	$286,217	$278,553
Right of use assets obtained in exchange for operating lease liabilities:	$627,701	$61,941

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of September 30, 2025 are:

Operating Leases
From October 2025 to September 2026	$230,931
From October 2026 to September 2027	229,578
From October 2027 to September 2028	148,313
From October 2028 to September 2029	151,382
From October 2029 to September 2030	37,865
Thereafter	-
Undiscounted Cash Flow	798,069
Less: imputed interest	(67,706)
Total	$730,363

Reconciliation to lease liabilities:
Lease liabilities - current	$201,098
Lease liabilities - long-term	529,265
Total Lease Liabilities	$730,363

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2025 were 3.62 years and 4.7%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined. Lease assets are recorded as other assets on the Consolidated Balance Sheet. Lease liabilities are recorded as accrued liabilities and long-term liabilities on the Consolidated Balance Sheet.

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

The Company recorded interest expenses of $0 and $34,792 for the years ended September 30, 2025 and September 30, 2024, respectively.

(13)	Intangible Assets

The following table summarizes the activity of intangible assets for the years ended September 30, 2025 and 2024, respectively:

	September 30, 2025			September 30, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Royalty agreements	$21,120,565	$(16,307,862)	$4,812,703	$21,120,565	$(15,426,897)	$5,693,668
Developed technology	14,315,504	(5,169,434)	9,146,070	12,399,380	(4,133,477)	8,265,903
Trade name	138,745	(138,745)	-	139,592	(139,592)	-
Total intangible assets	$35,574,814	$(21,616,041)	$13,958,773	$33,659,537	$(19,699,966)	$13,959,571

The intangible assets summarized above were purchased or developed on various dates from July 2011 through September 30, 2025. The assets have useful lives ranging from three to twenty years. In previous years, the patents had been fully amortized and the net book value is $0.

Total amortization expense for the years ended September 30, 2025 and 2024 was $2,025,889 and $2,247,513, respectively. Included in the total amortization expense was $1,144,924 and $1,366,019 included in cost of revenue in the Consolidated Statements of Operations for the years ended September 30, 2025 and 2024, respectively, and $880,965 and $881,495 in amortization expense included in operating expense in the Consolidated Statements of Operations for the years ended September 30, 2025 and 2024, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of September 30, 2025:

Fiscal Year	Amortization
2026	2,827,409
2027	3,177,533
2028	2,889,392
2029	2,024,968
2030	2,024,968
Thereafter	1,014,503
Total	$13,958,773

Goodwill – In accordance with accounting principles generally accepted in the United States of America, we do not amortize goodwill. These principles require the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We evaluated the goodwill for impairment as of September 30, 2025. Based on the evaluation made, the Company concluded that no impairment of goodwill was necessary.

Goodwill, as of September 30, consisted of the following:

	September 30,
	2025	2024
Balance - beginning of year	$7,941,190	$7,851,466
Effect of foreign currency translation on goodwill	358,751	89,724
Balance - end of year	$8,299,941	$7,941,190

(14)	Sale of Subsidiary

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

The Company wrote off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statements of Operations for the year ended September 30, 2025. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

Proceeds from sale of subsidiary	$1,000,000
Net assets and liabilities, including $251,285 of cash	324,430
Cumulative translation adjustment released to net loss	(1,390,913)
Loss on sale of subsidiary	$(66,483)

(15)	Description of Employee Benefit Plan

Track Group, Inc., ("Track Group" or the "Company") sponsors the Track Group 401(k) Plan (the "Plan"). The following description provides only general information. This document is not part of the Summary Plan Description and is not a document pursuant to which the Plan is maintained within the meaning of Section 402(a)(1) of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Participants should refer to the Plan document for a complete description of the Plan's provisions. To the extent not specifically prohibited by statute or regulation, Track Group reserves the right to unilaterally amend, modify or terminate the Plan at any time; such changes may be applied to all Plan participants and their beneficiaries regardless of whether the participant is actively working or retired at the time of the change. The Plan may not be amended, however, to permit any part of the Plan's assets to be used for any purpose other than for the purpose of paying benefits to participants and their beneficiaries and paying Plan expenses.

General

The Plan is a defined contribution plan established by the Company on April 10, 2019. Each eligible employee can begin contributing to the Plan beginning the first day of the month after 30 days of employment. The Plan is subject to the provisions of ERISA.

The responsibility for management of Plan assets is vested in the Chief Executive Officer and the Chief Financial Officer. Responsibility for operation and administration of the Plan is vested in the Chief Financial Officer.

The trustee function of the Plan is performed by Voya Institutional Trust Company ("Voya" or the "Trustee"). The Trustee receives and holds contributions made to the Plan trust and invests those contributions as directed by participants according to the policies established by the Chief Executive Officer and the Chief Financial Officer.

Contributions

Eligible employees may elect to contribute up to 100% of their eligible wages as either pretax or Roth deferrals, but are not required to contribute to the Plan. Participants who have attained age 50 before the end of the calendar year are eligible to make catch-up contributions.

Each eligible employee may begin receiving matching contributions on the first day of the month after completing 30 days of employment. The Company match is 50% of deferrals up to 4% of each participant's eligible wages for each payroll. Company matching contributions are contributed to the Plan each payroll period and are calculated based on each participant's compensation for each payroll and elective and catch-up contributions for such payroll period. Rollover contributions into the Plan are not eligible for a Company matching contribution.

Participant Accounts

Each participant's account is adjusted for administrative expenses and earnings (losses). Adjustments are determined by the investments held in each participant's account, the participant's contributions, and an allocation of the Company's matching contributions to the Plan made on the participant's behalf.

Vesting

Participants are immediately vested in all elective, catch-up, and rollover contributions. Company matching vests over 2 years; 33% vested immediately, 67% vested after one year and 100% vested after 2 years.

(16)	Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and determined that, except as set forth below, no subsequent events occurred that are reasonably likely to have an impact on the financial statements presented herein.

On November 7, 2025, our Israeli subsidiary, Track Group International Ltd., was dissolved.