Form 10-Q
period 2025-12-31
Track Group, Inc.
filed 2026-02-13
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of January 20, 2026, was 11,863,758.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2025	2025
Assets
Current assets:
Cash	$3,558,464	$4,098,114
Accounts receivable, net of allowance for credit losses of $738,201 and $596,059, respectively	6,121,955	6,455,910
Prepaid expense and deposits	320,422	353,319
Inventory, net of reserves of $82,736 and $61,535, respectively	478,570	473,464
Total current assets	10,479,411	11,380,807
Property and equipment, net of accumulated depreciation of $303,173 and $294,873, respectively	528,580	497,889
Monitoring equipment, net of accumulated depreciation of $6,202,150 and $5,896,304, respectively	4,759,049	5,104,603
Intangible assets, net of accumulated amortization of $22,205,298 and $21,616,041, respectively	14,527,807	13,958,773
Goodwill	8,360,264	8,299,941
Other assets, net	1,015,693	1,061,507
Total assets	$39,670,804	$40,303,520

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,698,724	$3,709,653
Accrued liabilities	4,620,486	4,886,603
Total current liabilities	8,319,210	8,596,256
Long-term debt, net of current portion	42,741,380	42,720,944
Long-term liabilities	476,773	529,265
Total liabilities	51,537,363	51,846,465

Commitments and contingencies (Note 22)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(314,632,423)	(315,147,082)
Accumulated other comprehensive income (loss)	164,132	1,002,405
Total equity (deficit)	(11,866,559)	(11,542,945)
Total liabilities and stockholders’ equity (deficit)	$39,670,804	$40,303,520

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenue:
Monitoring and other related services	$8,707,758	$8,441,307
Product sales and other	409,450	227,021
Total revenue	9,117,208	8,668,328

Cost of revenue:
Monitoring, products and other related services	4,071,614	3,508,762
Depreciation & amortization included in cost of revenue	777,887	735,224
Total cost of revenue	4,849,501	4,243,986

Gross profit	4,267,707	4,424,342

Operating expense:
General & administrative	2,229,896	2,431,118
Selling & marketing	958,953	901,189
Research & development	694,143	669,391
Depreciation & amortization	228,034	227,553
(Gain) loss on sale/dissolution of subsidiary	(630,472)	66,483
Total operating expense	3,480,554	4,295,734

Operating income	787,153	128,608

Other income (expense):
Interest income	1,078	2,839
Interest expense	(628,612)	(571,798)
Currency exchange rate gain (loss)	422,855	(1,499,262)
Total other income (expense)	(204,679)	(2,068,221)
Income (loss) before income taxes	582,474	(1,939,613)
Income tax expense	67,815	71,236
Net income (loss) attributable to common stockholders	514,659	(2,010,849)
Release of cumulative translation adjustment for sale/dissolution of subsidiary	(582,883)	1,390,913
Equity adjustment for sale of subsidiary	-	571,518
Foreign currency translation adjustments	(255,390)	771,769
Comprehensive income (loss)	$(323,614)	$723,351

Net income (loss) per share – basic
Net income (loss) per common share	$0.04	$(0.17)
Weighted average common shares outstanding	11,863,758	11,863,758
Net income (loss) per share – diluted
Net income (loss) per common share	$0.04	$(0.17)
Weighted average common shares outstanding	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance September 30, 2025	11,863,758	$1,186	$302,600,546	$(315,147,082)	$1,002,405	$(11,542,945)
Release cumulative translation adjustment for dissolution of subsidiary	-	-	-	-	(582,883)	(582,883)
Foreign currency translation adjustments	-	-	-	-	(255,390)	(255,390)
Net income	-	-	-	514,659	-	514,659
Balance December 31, 2025	11,863,758	$1,186	$302,600,546	$(314,632,423)	$164,132	$(11,866,559)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$514,659	$(2,010,849)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005,921	962,777
Credit losses	142,414	92,237
Allowance for obsolete inventory	21,201	16,192
Loss on monitoring equipment included in cost of revenue	80,280	92,743
Amortization of debt issuance costs	20,437	21,018
Foreign currency exchange (gain) loss	(422,855)	1,499,262
Right of use assets/liabilities	2,695	-
Loss on disposal of assets	-	92
(Gain) loss on sale/dissolution of subsidiary	(630,472)	66,483
Change in assets and liabilities:
Accounts receivable, net	191,541	(1,465,656)
Inventories, net	(26,307)	(245,703)
Current assets held for sale	-	719,201
Prepaid expense, deposits and other assets	20,806	(235,544)
Noncurrent assets	-	(10,614)
Accounts payable	276,435	259,245
Accrued liabilities	(159,890)	695,606
Current liabilities held for sale	-	(732,028)
Other current liabilities	-	58,246
Net cash provided by (used in) operating activities	1,036,865	(217,292)

Cash flow from investing activities:
Purchase of property and equipment	(46,036)	(41,696)
Capitalized software	(1,011,662)	(404,244)
Purchase of monitoring equipment and parts	(460,550)	(507,048)
Proceeds from sale of subsidiary, net of cash included in sale	-	748,715
Net cash used in investing activities	(1,518,248)	(204,273)

Cash flow from financing activities:
Principal payments on long-term debt	-	(11,399)
Payment of deferred financing fees	(58,696)	(52,440)
Net cash used in financing activities	(58,696)	(63,839)

Effect of exchange rate changes on cash	429	(356,178)

Net decrease in cash	(539,650)	(841,582)
Cash, beginning of period	4,098,114	4,581,625
Cash, end of period	$3,558,464	$3,740,043

Cash paid for interest	$5,698	$7,536
Cash paid for taxes	$-	$759
Noncash investing activities
Purchase of monitoring equipment in accounts payable	$50,124	$-
Purchase of capitalized software in accounts payable	$236,723	$-
Purchase of property and equipment in accounts payable	$1,298	$-

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2025 and results of its operations for the three months ended December 31, 2025. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. The results of operations for the three months ending December 31, 2025, may not be indicative of the results for the fiscal year ending September 30, 2026 (“Fiscal 2026”).

As of December 31, 2025 and September 30, 2025, the Company had an accumulated deficit of $314,632,423 and $315,147,082, respectively. The Company had net income of $514,659 for the three months ended December 31, 2025 and a net loss of $2,010,849 for the three months ended December 31, 2024. On April 26, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of fiscal 2025, we completed the sale of our Chilean subsidiary and recognized a $66,483loss recorded in (Gain) loss on sale/dissolution of subsidiary in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2024. This loss is in addition to a $757,130 impairment on assets held for sale in the year ended September 30, 2024 (“Fiscal 2024”).

(2) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Track Group, Inc. and its active wholly-owned subsidiaries, Track Group Analytics Limited, and Track Group Americas, Inc., as well as activity for our recently dissolved subsidiary, Track Group International LTD., and Track Group - Chile SpA, our subsidiary that was sold on November 1, 2024. All significant inter-company transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING STANDARDS

The Company evaluates all Accounting Standards Updates (each an “ASU”, and collectively, “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

New Accounting Standards or Updates Adopted in Fiscal 2026

No new accounting standards or updates were adopted in Fiscal 2026.

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

No other new accounting pronouncements issued or effective as of December 31, 2025 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Canadian Dollar is used as the functional currency of our Canadian subsidiary, Track Group Analytics Limited. The New Israeli Shekel is the functional currency of our recently dissolved subsidiary, Track Group International, Ltd. The Chilean Peso is the functional currency of Track Group - Chile SpA, our subsidiary that was sold on November 1, 2024. The balance sheets of all subsidiaries have been converted into U.S. dollars (“USD”)at the prevailing exchange rate at December 31, 2025.

(6) NET INCOME PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”), and warrants to purchase Common Stock (“warrants”). At December 31, 2025 and 2024, there were no options or warrants outstanding.

(7) REVENUE RECOGNITION

Our revenue is predominantly derived from two sources: monitoring services and product sales.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the three months ended December 31, 2025 and 2024.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	$7,318,278	80%	$6,473,657	75%
Latin America	1,438,630	16%	1,973,054	23%
Other	360,300	4%	221,617	2%
Total	$9,117,208	100%	$8,668,328	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 96% and 97% for the three months ended December 31, 2025 and 2024, respectively). Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Paraguay, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balances of accounts receivable of $6,121,955 at December 31, 2025 and $6,455,910 at September 30, 2025 do not include unbilled balances. The balance of accounts receivable of $4,428,535 at September 30, 2024 does not include an unbilled balance, which was included in assets held for sale on the Consolidated Balance Sheet. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of December 31, 2025, September 30, 2025, and September 30, 2024 the Company had an allowance for credit losses of $738,201, $596,059, and $432,904 respectively, which included an allowance for credit memos of $10,000, $10,000, and $70,000 respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the three months ended December 31, 2025:

Three Months Ended December 31, 2025
Balance – beginning of period	$596,059
Increase to provision for credit losses	142,414
Write offs charged against allowance	(272)
Balance – end of period	$738,201

For the three months ended December 31, 2025 and 2024, the Company wrote-off accounts receivables of $272 and $0, respectively.

The balances of deferred revenue at December 31, 2025, September 30, 2025, and September 30, 2024 were $80,000, $0, and $0 respectively.

(8) PREPAID EXPENSE AND DEPOSITS

As of December 31, 2025, September 30, 2025, and September 30, 2024 the outstanding balance of prepaid expense and deposits was $320,422, $353,319, and $638,293 respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of December 31, 2025 and September 30, 2025, inventory consisted of the following:

	December 31, 2025	September 30, 2025
Monitoring equipment component boards inventory	$561,306	$534,999
Reserve for damaged or obsolete inventory	(82,736)	(61,535)
Total inventory, net of reserves	$478,570	$473,464

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded a recovery of $1,869 and charges of $16,192 during the three months ended December 31, 2025 and 2024, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products and other related services in the Consolidated Statements of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Equipment, software and tooling	$134,228	$125,949
Leasehold improvements	98,979	98,979
Furniture and fixtures	136,112	135,846
Other fixed assets	462,434	431,988
Total property and equipment before accumulated depreciation	831,753	792,762
Accumulated depreciation	(303,173)	(294,873)
Property and equipment, net of accumulated depreciation	$528,580	$497,889

Property and equipment depreciation expense for the three months ended December 31, 2025 and 2024 was $7,793 and $7,312, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between three to five years for monitoring devices. Monitoring equipment as of December 31, 2025 and September 30, 2025 is as follows:

	December 31, 2025	September 30, 2025
Monitoring equipment	$10,961,199	$11,000,907
Accumulated depreciation	(6,202,150)	(5,896,304)
Monitoring equipment, net of accumulated depreciation	$4,759,049	$5,104,603

Depreciation expense for the three months ended December 31, 2025 and 2024 was $490,768 and $447,051, respectively. This expense was classified as a cost of revenue in the Condensed Consolidated Statements of Operations.

During the three months ended December 31, 2025 and 2024, the Company recorded charges of $80,280 and $71,868, respectively, for devices that were lost, stolen or damaged, and $0 and $20,875 for devices that were sold. Product sales and lost, stolen and damaged items are expensed in Monitoring, products and other related services in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Royalty agreements	$21,120,565	$(16,528,103)	$4,592,462	$21,120,565	$(16,307,862)	$4,812,703
Developed technology	15,473,364	(5,538,019)	9,935,345	14,315,504	(5,169,434)	9,146,070
Trade name	139,176	(139,176)	-	138,745	(138,745)	-
Total intangible assets	$36,733,105	$(22,205,298)	$14,527,807	$35,574,814	$(21,616,041)	$13,958,773

The intangible assets summarized above were purchased or developed on various dates from July 2011 through December 31, 2025.

Total amortization expense for the three months ended December 31, 2025 and 2024 was $507,360 and $508,414, respectively. Included in the total amortization expense was $287,119 and $288,173 included in cost of revenue and $220,241 and $220,241 included in operating expense on the Condensed Consolidated Statements of Operations for three months ended December 31, 2025 and 2024, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of December 31, 2025:

Twelve months ended December 31:	Amortization
2026	$2,846,656
2027	3,371,604
2028	2,786,834
2029	2,202,065
2030	2,202,065
Thereafter	1,118,583
Total	$14,527,807

(13) GOODWILL

The following table summarizes the activity of goodwill at December 31, 2025 and September 30, 2025, respectively:

	Three Months Ended December 31, 2025	Year Ended September 30, 2025
Balance - beginning of period	$8,299,941	$7,941,190
Effect of foreign currency translation on goodwill	60,323	358,751
Balance - end of period	$8,360,264	$8,299,941

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through December 31, 2025.

(14) OTHER ASSETS

As of December 31, 2025 and September 30, 2025, the balance of other assets was $1,015,693 and $1,061,507, respectively. Other assets are comprised largely of right of use assets, lease deposits, cash used as collateral for performance bonds and deferred income tax.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended December 31, 2025 and 2024, respectively, are shown in the table below:

	Three Months Ended December 31,
	2025	2024
Monitoring equipment operating revenue	$7,950,981	$7,712,146

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of December 31, 2025 and September 30, 2025.

	December 31, 2025		September 30, 2025
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$671,192		$722,278
Accrued liabilities		$205,199		$201,098
Long-term liabilities		$476,773		$529,265

The following table summarizes the supplemental cash flow information for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024

Cash paid for noncancelable operating leases included in operating cash flows	$75,088	$62,087
Right of use assets obtained in exchange for operating lease liabilities	$-	$627,701

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of December 31, 2025 are:

Operating Leases
From January 2026 to December 2026	$232,672
From January 2027 to December 2027	207,236
From January 2028 to December 2028	149,423
From January 2029 to December 2029	152,012
Undiscounted cash flow	741,343
Less: imputed interest	(59,371)
Total	$681,972

Reconciliation to lease liabilities:
Lease liabilities - current	$205,199
Lease liabilities - long-term	476,773
Total lease liabilities	$681,972

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2025 were 3.4 years and 4.7%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Accrued payroll, taxes and employee benefits	$678,966	$1,581,867
Deferred Revenue	80,000	-
Accrued taxes - foreign and domestic	13,244	10,694
Accrued other expense	40,522	95,099
Accrued legal and other professional costs	35,350	71,951
Accrued costs of revenue	137,670	40,140
Right of use liability	205,199	201,098
Deferred financing fees	51,614	110,310
Accrued interest	3,377,921	2,775,444
Total accrued liabilities	$4,620,486	$4,886,603

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

Conrent Invest S.A. (“Conrent”) owns 1,446,447 shares of the Company’s Common Stock. The Company has an unsecured loan with Conrent. (See Note 18.)

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of December 31, 2025 and September 30, 2025, consisted of the following:

	December 31, 2025	September 30, 2024

The unsecured loan (the “Amended Facility Agreement”) from Conrent whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at December 31, 2025 are $122,620. As of December 31, 2025, $42,864,000 of principal and $3,377,921 of interest was owed to Conrent. The Company has not paid Conrent any interest for the three months ended December 31, 2025. The due date for the interest payment has been extended until further notice.

	$42,741,380	$42,720,944
Total debt obligations	42,741,380	42,720,944
Less: current portion	-	-
Long-term debt, less current portion	$42,741,380	$42,720,944

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

As of December 31, 2025, $42,864,000 of principal and $3,377,921 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, the interest payment due date was extended until further notice from Conrent of no less than 30 calendar days.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of December 31, 2025:

Twelve months ended December 31:	Total
2026	$-
2027	42,864,000
Total	42,864,000
Issuance costs	(122,620)
Debt obligations, net of unamortized issuance costs	$42,741,380

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of December 31, 2025, there were no shares of Preferred Stock outstanding.

No dividends were paid during the three months ended December 31, 2025 or 2024.

Common Stock Issuances

There were no issuances of Common Stock in the three months ended December 31, 2025 or 2024.

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

As of December 31, 2025, no shares of Series A Preferred were issued and outstanding.

(20) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders held on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive options and nonqualified options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares are authorized for issuance pursuant to awards granted under the 2022 Plan.

The 2022 Plan supersedes and replaces the Company’s 2012 Equity Compensation Plan (the “2012 Plan”). As of December 31, 2020, the Board suspended further awards under the 2012 Plan. Any awards outstanding under the 2012 Plan will remain subject to the 2012 Plan. All shares of Common Stock remaining authorized and available for issuance under the 2012 Plan and any shares subject to outstanding awards under the 2012 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2022 Plan.

There were no issuances of restricted shares in the three months ended December 31, 2025 and 2024.

The Company recorded no expense for the three months ended December 31, 2025 and 2024 related to the 2022 Plan. As of December 31, 2025, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan and 27,218 shares of our Common Stock reserved for future issuance under the predecessor 2012 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended December 31, 2025 and 2024, the Company granted no options or warrants under the 2022 Plan or under the 2012 Plan. The Company recorded no expense for the three months ended December 31, 2025 and 2024, respectively, related to the issuance and vesting of outstanding options and warrants.

There are no outstanding options or warrants at December 31, 2025 and no future issuances are expected.

As of December 31, 2025, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board will be recognized over the next year.

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

Latavion Crowder v. Track Group, Inc., et al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

(23) DISSOLUTION/SALE OF SUBSIDIARY

Dissolution of Track Group International Ltd.

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472, which has been reflected in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2025.

The following summarizes the gain on dissolution of subsidiary:

Net assets and liabilities	$47,589
Cumulative translation adjustment released to net gain	582,883
Gain on dissolution of subsidiary	$630,472

Sale of Track Group – Chile SpA

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

As of September 30, 2024, the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value, which was a selling price of $1.0 million and accordingly recorded an impairment of $757,130 in the Consolidated Statement of Operations for the year ended September 30, 2024.

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2024. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

Proceeds from sale of subsidiary	$1,000,000
Net assets and liabilities, including $251,285 of cash	324,430
Cumulative translation adjustment released to net loss	(1,390,913)
Loss on sale of subsidiary	$(66,483)

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and had determined that no subsequent events occurred that were reasonably expected to have an impact on the financial statements presented herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and Current Reports on Form 8-K that have been filed with the SEC through the date of this Report. Except as otherwise indicated, as used in this Report, the terms the “Company”, “Track Group”, “we”, “our”, and “us” refer to Track Group, Inc., a Delaware corporation.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. During the three months ended December 31, 2025, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended December 31, 2025 compared to Three Months Ended December 31, 2024

Revenue

For the three months ended December 31, 2025, the Company recognized total revenue from operations of $9,117,208 compared to $8,668,328 for the three months ended December 31, 2024, an increase of $448,880 or approximately 5%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Florida and Illinois. This increase was partially offset by a revenue decrease for our Chilean subsidiary, which was sold in November 2025. These increases represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended December 31, 2025 increased to $409,450 from $227,021 in the same period in 2024, an increase of $182,429 or approximately 80%. The increase in product and other revenue was largely due to increased international product sales, principally to customers in Chile, partially offset by a decrease in product sales to customers in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

The Company’s supply chain will see spot increases in certain areas of operations in Fiscal 2026. Increases are expected from duties levied on some accessories that are custom designs to components sourced out of China. We also see some tariff normalization in other countries we source from. General guidance is that these will increase supply chain operations by less than 10% if current tariff percentages remain. As with most technology companies this guidance is fluid, difficult to predict, and changes month-to-month due to U.S. and international governments changing positions. The Company is monitoring the global situation and looks for opportunities to mitigate the impact of tariff increases.

Cost of Revenue

During the three months ended December 31, 2025, cost of revenue totaled $4,849,501 compared to cost of revenue during the three months ended December 31, 2024 of $4,243,986, an increase of $605,515 or 14%. The increase in cost of revenue was largely the result of higher device repair costs of $161,085 (due to an increase in volume and component costs of routine repairs and maintenance on devices). Higher server costs of $150,407, higher alcohol monitoring costs of $95,848, and higher freight costs of $85,456 were due to increased volume and expansion of services offered to new and existing customers.

Depreciation and amortization included in cost of revenue for the three months ended December 31, 2025 and 2024 totaled $777,887 and $735,224, respectively, an increase of $42,663. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended December 31, 2025, gross profit totaled $4,267,707, resulting in a gross margin of approximately 47%. During the three months ended December 31, 2024, gross profit totaled $4,424,342, resulting in a gross margin of approximately 51%. The decrease in absolute gross profit of $156,635 is due to an increase in cost of revenue, partially offset by an increase in revenue.

General and Administrative Expense

During the three months ended December 31, 2025, general and administrative expense totaled $2,229,896 compared to $2,431,118 for the three months ended December 31, 2024. The decrease of $201,222 or approximately 8% is due to a decrease in legal and professional fees of $101,048 primarily due to the sale of our Chilean subsidiary on November 1, 2024.

Selling and Marketing Expense

During the three months ended December 31, 2025, selling and marketing expense totaled $958,953 compared to $901,189 for the three months ended December 31, 2024. The increase of $57,764 or approximately 6% resulted largely from higher bad debt expense of $50,176.

Research and Development Expense

During the three months ended December 31, 2025, research and development expense totaled $694,143 compared to $669,391 for the three months ended December 31, 2024. The increase of $24,752 or approximately 4% was largely due to increased training and recruiting expense, partially offset by a decrease in payroll, benefits, and payroll taxes.

Depreciation and Amortization Expense

During the three months ended December 31, 2025, depreciation and amortization expense totaled $228,034 compared to $227,553 for the three months ended December 31, 2024, an increase of $481, largely due to new fixed assets.

(Gain) Loss on Sale/Dissolution of Subsidiary

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472.

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value and accordingly recorded an impairment of $757,130. On November 1, 2024, we completed the sale and recognized a loss of $66,483.

Total Operating Expense

During the three months ended December 31, 2025, total operating expense decreased to $3,480,554 compared to $4,295,734 for the three months ended December 31, 2024, a decrease of $815,180 or approximately 19%. The decrease is principally due to the factors disclosed above.

Operating Income

During the three months ended December 31, 2025, operating income was $787,153 compared to $128,608 for the three months ended December 31, 2024. The increase of $658,545 in operating income was principally due to an increase in revenue and a decrease in operating expense, partially offset by an increase in cost of revenue.

Other Income (Expense)

For the three months ended December 31, 2025, other expense totaled $204,679 compared to $2,068,221 for the three months ended December 31, 2024, a decrease of $1,863,542. The decrease in other expense is largely due to positive currency exchange rate movements of $1,922,117.

Net Income (Loss) Attributable to Common Stockholders

The Company had income attributable to common stockholders of $514,659 for the three months ended December 31, 2025, compared to net loss attributable to common stockholders of $2,010,849 for the three months ended December 31, 2024, an increase in net income of $2,525,508. This increase in net income is largely due to an increase in operating income and positive currency exchange rate movements.

Liquidity and Capital Resources

Management believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future. Management’s belief assumes that the Company and Conrent can negotiate a further extension regarding the payment of interest on the Company’s debt owed to Conrent. See “Risk Factors” below.

Liquidity, Working Capital and Management’s Plan

As of December 31, 2025, the Company had unrestricted cash of $3,558,464, compared to unrestricted cash of $4,098,114 as of September 30, 2025. As of December 31, 2025, we had working capital of $2,160,201, compared to working capital of $2,784,551 as of September 30, 2025. This decrease in working capital of $624,350 is principally due to a decrease in cash.

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

As of December 31, 2025, $42,864,000 of principal and $3,377,921 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, Conrent extended the interest payment due date until further notice.

No borrowings or sales of equity securities occurred during the three months ended December 31, 2025 year ended September 30, 2025.

Net Cash Flows Provided by (Used in) Operating Activities.

During the three months ended December 31, 2025, we had cash flows from operating activities of $1,036,865, compared to cash used in operating activities of $217,292 for the three months ended December 31, 2024, representing a $1,254,157 increase. The increase in cash from operations was largely the result of an increase in net income and an increase in collections from customers.

Net Cash Flows Used in Investing Activities.

The Company used $1,518,248 of cash from investing activities during the three months ended December 31, 2025, compared to $204,273 during the three months ended December 31, 2024. The increase of $1,313,975 or 643% was largely the result of increased capitalized software costs of $607,418 and proceeds from the sale of our Chilean subsidiary, net of cash included in the sale of $748,715 in November 2024.

Net Cash Flows Used in Financing Activities.

The Company used $58,696 of cash for financing activities during three months ended December 31, 2025, which was the payment of deferred financing fees, compared to $63,839 of cash used in financing activities during the three months ended December 31, 2024.

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

Foreign Currency Risks

We had $0 and $485,173 in foreign currency revenue from sources outside of the United States for the three months ended December 31, 2025 and 2024, respectively. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange gain of $422,855 and a foreign exchange loss of $1,499,262 in the three months ended December 31, 2025 and 2024, respectively. Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies to minimize the effects of foreign currency exchange on our business and/or require some international customers to receive invoices and make payments in USD.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2025.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latavion Crowder v. Track Group, Inc., et. al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2025, filed on December 19, 2025 (“Annual Report”). You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and other reports we file with the SEC. Should any of these risks materialize or deteriorate further, our business, financial condition and future prospects could be negatively impacted. In addition to the risks disclosed in the Annual Report, the following risk factor updates and restates the risk factor disclosed in the Annual Report related to the repayment of outstanding indebtedness:

We face risks related to our substantial indebtedness, including risks related to the current extension of interest payments owed to Conrent and the repayment of our outstanding debt to Conrent when the same becomes due and payable.

As of December 31, 2025, excluding deferred financing costs, we had $42,864,000 of principal debt owed to Conrent, of which $0 becomes due and payable within the next 12 months, and $42,864,000 matures in 2027. We have $3,377,921 of interest accrued at December 31, 2025 related to our debt owed to Conrent during the three months ended December 31, 2025, which payment is past due and has been extended until further notice by Conrent. In the event Conrent demands payment of interest, and we are unable to finance or otherwise restructure the interest due and/or debt owed to Conrent when the same becomes due and payable, such failure will have a material adverse effect on our business, financial condition, results of operations, and our ability to continue as a going concern.

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

Track Group, Inc.

Date: February 13, 2026	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2026	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)