Form 10-Q
period 2026-03-31
Track Group, Inc.
filed 2026-05-08
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2026, was 41,335,187.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2026	2025
Assets
Current assets:
Cash	$5,099,610	$4,098,114
Accounts receivable, net of allowance for credit losses of $801,572 and $596,059, respectively	4,588,397	6,455,910
Prepaid expense and deposits	271,228	353,319
Inventory, net of reserves of $82,736 and $61,535, respectively	747,705	473,464
Total current assets	10,706,940	11,380,807
Property and equipment, net of accumulated depreciation of $310,376 and $294,873, respectively	536,736	497,889
Monitoring equipment, net of accumulated depreciation of $6,363,036 and $5,896,304, respectively	4,425,142	5,104,603
Intangible assets, net of accumulated amortization of $22,621,749 and $21,616,041, respectively	14,606,369	13,958,773
Goodwill	8,337,577	8,299,941
Other assets, net	955,476	1,061,507
Total assets	$39,568,240	$40,303,520

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,026,199	$3,709,653
Accrued liabilities	5,578,362	4,886,603
Total current liabilities	8,604,561	8,596,256
Long-term debt, net of current portion	42,761,817	42,720,944
Long-term liabilities	422,318	529,265
Total liabilities	51,788,696	51,846,465

Commitments and contingencies (Note 22)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 11,863,758 and 11,863,758 shares outstanding, respectively	1,186	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	302,600,546	302,600,546
Accumulated deficit	(315,343,811)	(315,147,082)
Accumulated other comprehensive income (loss)	521,623	1,002,405
Total equity (deficit)	(12,220,456)	(11,542,945)
Total liabilities and stockholders’ equity (deficit)	$39,568,240	$40,303,520

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenue:
Monitoring and other related services	$8,366,749	$7,867,975	$17,074,507	$16,309,282
Product sales and other	577,666	484,345	987,116	711,366
Total revenue	8,944,415	8,352,320	18,061,623	17,020,648

Cost of revenue:
Monitoring, products and other related services	3,715,327	3,515,023	7,786,941	7,023,784
Depreciation & amortization included in cost of revenue	737,953	723,331	1,515,840	1,458,556
Total cost of revenue	4,453,280	4,238,354	9,302,781	8,482,340

Gross profit	4,491,135	4,113,966	8,758,842	8,538,308

Operating expense:
General & administrative	2,244,284	2,127,145	4,474,179	4,558,263
Selling & marketing	909,981	964,743	1,868,934	1,865,932
Research & development	699,310	750,650	1,393,454	1,420,040
Depreciation & amortization	228,039	227,385	456,073	454,938
(Gain) loss on sale/dissolution of subsidiary	-	-	(630,472)	66,483
Total operating expense	4,081,614	4,069,923	7,562,168	8,365,656

Operating income	409,521	44,043	1,196,674	172,652

Other income (expense):
Interest income	-	-	1,077	-
Interest expense, net	(612,126)	(565,844)	(1,240,738)	(1,134,804)
Currency exchange rate gain (loss)	(508,783)	34,830	(85,927)	(1,464,432)
Total other income (expense)	(1,120,909)	(531,014)	(1,325,588)	(2,599,236)
Income (loss) before income taxes	(711,388)	(486,971)	(128,914)	(2,426,584)
Income tax expense	-	30,145	67,815	101,381
Net income (loss) attributable to common shareholders	(711,388)	(517,116)	(196,729)	(2,527,965)
Release of cumulative translation adjustment for sale of subsidiary	-	-	(582,883)	1,390,913
Equity adjustment for sale of subsidiary	-	-	-	571,518
Foreign currency translation adjustments	357,491	(85,709)	102,101	686,060
Comprehensive income (loss)	$(353,897)	$(602,825)	$(677,511)	$120,526

Net income (loss) per share –basic:
Net income (loss) per share	$(0.06)	$(0.04)	$(0.02)	$(0.21)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$(0.06)	$(0.04)	$(0.02)	$(0.21)
Weighted average shares outstanding	11,863,758	11,863,758	11,863,758	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2025	11,863,758	$1,186	$302,600,546	$(315,147,082)	$1,002,405	$(11,542,945)
Release cumulative translation adjustment for dissolution of subsidiary	-	-	-	-	(582,883)	(582,883)
Foreign currency translation adjustments	-	-	-	-	(255,390)	(255,390)
Net income	-	-	-	514,659	-	514,659
Balance December 31, 2025	11,863,758	$1,186	$302,600,546	$(314,632,423)	$164,132	$(11,866,559)
Foreign currency translation adjustments	-	-	-	-	357,491	357,491
Net loss	-	-	-	(711,388)	-	(711,388)
Balance March 31, 2026	11,863,758	$1,186	$302,600,546	$(315,343,811)	$521,623	$(12,220,456)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)
Foreign currency translation adjustments	-	-	-	-	(85,709)	(85,709)
Net loss	-	-	-	(517,116)	-	(517,116)
Balance March 31, 2025	11,863,758	$1,186	$302,600,546	$(315,791,294)	$1,129,159	$(12,060,403)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(196,729)	$(2,527,965)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,971,913	1,913,494
Credit losses	195,790	249,281
Sales allowance	10,000	(60,000)
Allowance for obsolete inventory	21,201	5,175
Deferred Taxes	-	16,484
Loss on monitoring equipment included in cost of revenue	148,126	179,631
Amortization of debt issuance costs	40,873	41,454
Foreign currency exchange (gain) loss	85,927	1,464,432
Right of use assets/liabilities	4,095	2,695
Loss on disposal of assets	-	397
(Gain) loss on sale/dissolution of subsidiary	(630,472)	66,483
Change in assets and liabilities:
Accounts receivable, net	1,661,722	(1,329,253)
Inventories, net	(295,442)	(338,511)
Current assets held for sale	-	719,201
Prepaid expense, deposits and other assets	78,552	(243,334)
Noncurrent assets	-	(10,614)
Accounts payable	(391,397)	(678,611)
Accrued liabilities	792,859	1,474,477
Current liabilities held for sale	-	(732,028)
Other current liabilities	-	58,246
Net cash provided by operating activities	3,497,018	271,134

Cash flow used in investing activities:
Purchase of property and equipment	(63,675)	(90,210)
Capitalized software	(1,718,993)	(814,360)
Purchase of monitoring equipment and parts	(647,373)	(857,277)
Proceeds from sale of subsidiary, net of cash included in sale	-	748,715
Net cash used in investing activities	(2,430,041)	(1,013,132)

Cash flow used in financing activities:
Principal payments on long-term debt	-	(11,399)
Payment of deferred financing fees	(58,696)	(52,440)
Net cash used in financing activities	(58,696)	(63,839)

Effect of exchange rate changes on cash	(6,785)	(359,743)

Net increase (decrease) in cash	1,001,496	(1,165,580)
Cash and cash held for sale, beginning of period	4,098,114	4,581,625
Cash, end of period	$5,099,610	$3,416,045

Cash paid for interest	$8,007	$42,617
Cash paid for income taxes	$81,655	$91,076
Noncash investing activities
Purchase of monitoring equipment in accounts payable	$42,154	$-
Purchase of capitalized software in accounts payable	$239,294	$-
Purchase of property and equipment in accounts payable	$2,002	$-

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2026 and results of its operations for the three and six months ended March 31, 2026. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. The results of operations for the six months ending March 31, 2026, may not be indicative of the results for the fiscal year ending September 30, 2026 (“Fiscal 2026”).

As of March 31, 2026 and September 30, 2025, the Company had an accumulated deficit of $315,343,811 and $315,147,082, respectively. The Company had net loss of $196,729 for the six months ended March 31, 2026 and a net loss of $2,527,965 for the six months ended March 31, 2025. On April 26, 2023, the Company announced a three-year extension of its $42.9 million debt to July 1, 2027 (See Note 18). The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its cost structure. Management has evaluated the significance of these conditions, as well as the change in the maturity date, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the upcoming twelve months.

Sale of Subsidiary

In the first quarter of fiscal 2025, we completed the sale of our Chilean subsidiary and recognized a $66,483loss recorded in (Gain) loss on sale/dissolution of subsidiary in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2025. This loss is in addition to a $757,130 impairment on assets held for sale in the year ended September 30, 2024 (“Fiscal 2024”).

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

No other new accounting pronouncements issued or effective as of March 31, 2026 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Canadian Dollar is used as the functional currency of our Canadian subsidiary, Track Group Analytics Limited. The New Israeli Shekel is the functional currency of our recently dissolved subsidiary, Track Group International, Ltd. The Chilean Peso is the functional currency of Track Group - Chile SpA, our subsidiary that was sold on November 1, 2024. The balance sheets of all subsidiaries have been converted into U.S. dollars (“USD”) at the prevailing exchange rate at March 31, 2026.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”), and warrants to purchase Common Stock (“warrants”). At March 31, 2026 and 2025, there were no options or warrants outstanding.

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the six months ended March 31, 2026 and 2025.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	7,061,893	79%	$6,434,249	77%
Latin America	1,546,428	17%	1,667,521	20%
Other	336,094	4%	250,550	3%
Total	$8,944,415	100%	$8,352,320	100%

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	14,380,171	80%	$12,907,906	76%
Latin America	2,985,058	16%	3,640,575	21%
Other	696,394	4%	472,167	3%
Total	$18,061,623	100%	$17,020,648	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 94% and 94% for the three months ended March 31, 2026 and 2025, respectively, and approximately 95% and 96% for the six months ended March 31, 2026 and 2025, respectively). Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Paraguay, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balances of accounts receivable of $4,588,397 at March 31, 2026 and $6,455,910 at September 30, 2025 do not include unbilled balances. The balance of accounts receivable of $4,428,535 at September 30, 2024 does not include an unbilled balance of $495,969 which was included in assets held for sale on the Consolidated Balance Sheet. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of March 31, 2026, September 30, 2025, and September 30, 2024 the Company had an allowance for credit losses of $801,572, $596,059, and $432,904, respectively, which included an allowance for credit memos of $20,000, $10,000, and $70,000, respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the three months ended March 31, 2026:

Six Months Ended March 31, 2026
Balance – beginning of period	$596,059
Increase to provision for credit losses	205,790
Write offs charged against allowance	(277)
Balance – end of period	$801,572

For the three months ended March 31, 2026 and 2025, the Company wrote-off accounts receivables of $5 and $225,518, respectively. For the six months ended March 31, 2026 and 2025, the Company wrote-off accounts receivables of $277 and $225,518, respectively.

The balances of deferred revenue at March 31, 2026, September 30, 2025, and September 30, 2024 were $56,000, $0, and $0 respectively.

(8) PREPAID EXPENSE AND DEPOSITS

As of March 31, 2026, September 30, 2025, and September 30, 2024 the outstanding balance of prepaid expense and deposits was $271,228, $353,319, and $638,293 respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of March 31, 2026 and September 30, 2025, inventory consisted of the following:

	March 31, 2026	September 30, 2025
Monitoring equipment component boards inventory	$830,441	$534,999
Reserve for damaged or obsolete inventory	(82,736)	(61,535)
Total inventory, net of reserves	$747,705	$473,464

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded a recovery of $0 and $11,017 during the three months ended March 31, 2026 and 2025, respectively, and charges of $21,201 and $5,175 during the six months ended March 31, 2026 and 2025, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products and other related services in the Consolidated Statements of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Equipment, software and tooling	$146,036	$125,949
Leasehold improvements	98,979	98,979
Furniture and fixtures	135,811	135,846
Other fixed assets	466,286	431,988
Total property and equipment before accumulated depreciation	847,112	792,762
Accumulated depreciation	(310,376)	(294,873)
Property and equipment, net of accumulated depreciation	$536,736	$497,889

Property and equipment depreciation expense for the three months ended March 31, 2026 and 2025 was $7,798 and $7,144, respectively. Property and equipment depreciation expense for the six months ended March 31, 2026 and 2025 was $15,590 and $14,455, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between three to five years for monitoring devices. Monitoring equipment as of March 31, 2026 and September 30, 2025 is as follows:

	March 31, 2026	September 30, 2025
Monitoring equipment	$10,788,178	$11,000,907
Accumulated depreciation	(6,363,036)	(5,896,304)
Monitoring equipment, net of accumulated depreciation	$4,425,142	$5,104,603

Depreciation expense for the three months ended March 31, 2026 and 2025 was $444,916 and $445,470, respectively. Depreciation expense for the six months ended March 31, 2026 and 2025 was $935,684 and $892,522, respectively. This expense was classified as a cost of revenue in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2026 and 2025, the Company recorded charges of $67,845 and $47,241, respectively, for devices that were lost, stolen or damaged, and $0 and $39,647 for devices that were sold. During the six months ended March 31, 2026 and 2025, the Company recorded charges of $148,126 and $119,108, respectively, for devices that were lost, stolen or damaged, and $0 and $60,523 for devices that were sold. Product sales and lost, stolen and damaged items are expensed in Monitoring, products and other related services in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Royalty agreements	$21,120,565	$(16,748,345)	$4,372,220	$21,120,565	$(16,307,862)	$4,812,703
Developed technology	15,968,864	(5,734,715)	10,234,149	14,315,504	(5,169,434)	9,146,070
Trade name	138,689	(138,689)	-	138,745	(138,745)	-
Total intangible assets	$37,228,118	$(22,621,749)	$14,606,369	$35,574,814	$(21,616,041)	$13,958,773

The intangible assets summarized above were purchased or developed on various dates from July 2011 through March 31, 2026.

Total amortization expense for the three months ended March 31, 2026 and 2025 was $513,278 and $498,102, respectively. $293,037 and $277,861 of the total amortization expense was included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended March 31, 2026 and 2025, respectively, and $220,241 and $220,241 of the total amortization expense was included in operating expense on the Condensed Consolidated Statements of Operations for three months ended March 31, 2026 and 2025, respectively.

Total amortization expense for the six months ended March 31, 2026 and 2025 was $1,020,639 and $1,006,517, respectively. $580,156 and $566,034 of the total amortization expense was included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended March 31, 2026 and 2025, respectively, and $440,483 and $440,483 of the total amortization expense was included in operating expense on the Condensed Consolidated Statements of Operations for six months ended March 31, 2026 and 2025, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of March 31, 2026:

Twelve months ended March 31:	Amortization
2027	$3,408,128
2028	3,452,941
2029	2,590,171
2030	2,302,581
2031	2,207,429
Thereafter	645,119
Total	$14,606,369

(13) GOODWILL

The following table summarizes the activity of goodwill at March 31, 2026 and September 30, 2025, respectively:

	Six Months Ended March 31, 2026	Year Ended September 30, 2025
Balance - beginning of period	$8,299,941	$7,941,190
Effect of foreign currency translation on goodwill	37,636	358,751
Balance - end of period	$8,337,577	$8,299,941

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through March 31, 2026.

(14) OTHER ASSETS

As of March 31, 2026 and September 30, 2025, the balance of other assets was $955,476 and $1,061,507, respectively. Other assets are comprised largely of right of use assets, lease deposits, cash used as collateral for performance bonds and deferred income tax.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three months ended March 31, 2026 and 2025, respectively, are shown in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Monitoring equipment operating revenue	$7,602,162	$7,180,445	$15,553,143	$14,892,591

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of March 31, 2026 and September 30, 2025.

	March 31, 2026		September 30, 2025
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$619,528		$722,278
Accrued liabilities		$209,391		$201,098
Long-term liabilities		$422,318		$529,265

The following table summarizes the supplemental cash flow information for the three months ended March 31, 2026 and 2025:

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025

Cash paid for noncancelable operating leases included in operating cash flows	$150,006	$136,264
Right of use assets obtained in exchange for operating lease liabilities	$-	$627,701

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of March 31, 2026 are:

Operating Leases
From April 2026 to March 2027	$234,465
From April 2027 to March 2028	184,949
From April 2028 to March 2029	150,315
From April 2029 to March 2030	113,596
Undiscounted cash flow	683,325
Less: imputed interest	(51,616)
Total	$631,709

Reconciliation to lease liabilities:
Lease liabilities - current	$209,391
Lease liabilities - long-term	422,318
Total lease liabilities	$631,709

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2026 were 3.19 years and 4.8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Accrued payroll, taxes and employee benefits	$1,028,737	$1,581,867
Deferred Revenue	56,000	-
Accrued taxes - foreign and domestic	16,544	10,694
Accrued other expense	62,569	95,099
Accrued legal and other professional costs	68,706	71,951
Accrued costs of revenue	117,500	40,140
Right of use liability	209,391	201,098
Deferred financing fees	51,614	110,310
Accrued interest	3,967,301	2,775,444
Total accrued liabilities	$5,578,362	$4,886,603

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

Conrent Invest S.A. (“Conrent”) owns 1,446,447 shares of the Company’s Common Stock. The Company has an unsecured loan with Conrent. (See Note 18.)

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of March 31, 2026 and September 30, 2025, consisted of the following:

	March 31, 2026	September 30, 2025

The unsecured loan (the “Amended Facility Agreement”) from Conrent whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024. On April 26, 2023, the Company and Conrent entered into an amendment to the facility agreement, which extended the maturity date from July 1, 2024 to July 1, 2027. Interest payments are scheduled to be made on June 30 each year. Unamortized issuance costs at March 31, 2026 are $102,183. As of March 31, 2026, $42,864,000 of principal and $3,967,301 of interest was owed to Conrent. The Company has not paid Conrent any interest for the six months ended March 31, 2026. The due date for the interest payment has been extended until further notice.

	$42,761,817	$42,720,944
Total debt obligations	42,761,817	42,720,944
Less: current portion	-	-
Long-term debt, less current portion	$42,761,817	$42,720,944

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

As of March 31, 2026, $42,864,000 of principal and $3,967,301 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, the interest payment due date was extended until further notice from Conrent of no less than 30 calendar days.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of March 31, 2026:

Twelve months ended March 31:	Total
2027	$-
2028	42,864,000
Total	42,864,000
Issuance costs	(102,183)
Debt obligations, net of unamortized issuance costs	$42,761,817

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 30,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of March 31, 2026, there were no shares of Preferred Stock outstanding.

No dividends were paid during the six months ended March 31, 2026 and 2025.

Common Stock Issuances

There were no issuances of Common Stock in the six months ended March 31, 2026 and 2025.

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

As of March 31, 2026, no shares of Series A Preferred were issued and outstanding.

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

There were no issuances of restricted shares in the six months ended March 31, 2026 and 2025.

The Company recorded no expense for the six months ended March 31, 2026 and 2025 related to the 2022 Plan. As of March 31, 2026, there were 215,000 shares of our Common Stock reserved for future issuance under the 2022 Plan.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended March 31, 2026 and 2025, the Company granted no options or warrants under the 2022 Plan. The Company recorded no expense for the six months ended March 31, 2026 and 2025, respectively, related to the issuance and vesting of outstanding options and warrants.

There are no outstanding options or warrants at March 31, 2026 and no future issuances are expected.

As of March 31, 2026, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board will be recognized over the next year.

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

Latavion Crowder v. Track Group, Inc., et al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. Discovery is presently ongoing. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. The Company has filed a motion to dismiss the case, with a hearing scheduled for May 2026. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

(23) DISSOLUTION/SALE OF SUBSIDIARY

Dissolution of Track Group International Ltd.

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472, which has been reflected in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2026.

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

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2026. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

Proceeds from sale of subsidiary	$1,000,000
Net assets and liabilities, including $251,285 of cash	324,430
Cumulative translation adjustment released to net loss	(1,390,913)
Loss on sale of subsidiary	$(66,483)

(24) SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of FASB ASC 855, we have evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the filing date and had determined that no subsequent events occurred that were reasonably expected to have an impact on the financial statements presented herein other than as described below.

Amendment to Articles of Incorporation

On April 29, 2026, following the approval of the Board of Directors of the Company and the written consent of a majority of the outstanding voting securities of the Company, the Company adopted and filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation. The Certificate of Amendment increased the total number of shares of Common Stock authorized for issuance thereunder from 30,000,000 shares to 60,000,000 shares, effective April 30, 2026.

The foregoing description of the Certificate of Amendment does not purport to be complete and is qualified in its entirety by reference to the Certificate of Amendment filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.

Securities Purchase Agreement

On April 30, 2026, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the private placement (the “Private Placement”) of (i) 29,471,429 shares of the Company’s Common Stock (the “PIPE Shares”) at a price per PIPE Share of $0.35, and (ii) 750,000 warrants to purchase shares of Common Stock (the “PIPE Warrants” and, collectively, the “Securities”), for aggregate gross proceeds of approximately $10,315,000. The Company intends to use the proceeds from the offering for repayment of existing indebtedness, working capital and general corporate purposes.

The PIPE Warrants are exercisable immediately, expire ten years from the date of issuance, and have an initial exercise price of $0.35 per share (the “Initial Exercise Price”), subject to adjustment in the event of any Dilutive Issuance (as defined in the Warrant), or any stock splits, stock dividends, recapitalizations, and similar events.

The Purchase Agreement contains representations and warranties of the Company and the Purchaser and customary covenants which are typical for transactions of this type. In addition, the Purchase Agreement contains customary conditions precedent to the Investor’s obligation to purchase the Securities, and representations and warranties of the Company and the Investors customary for transactions of this type. The Purchase Agreement obligates the Company to indemnify the Investors and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties. The Purchase Agreements contain representations and warranties that the parties made to, and solely for the benefit of, the other signatories to the Purchase Agreements in the context of all of the terms and conditions thereof and in the context of the specific relationship between the parties to the Purchase Agreements. The provisions of such Purchase Agreements, including the representations and warranties contained therein, are not for the benefit of any party other than the party signatories thereto and are not intended for investors and the public to obtain factual information about the current state of affairs of the parties to such Purchase Agreements. Rather, investors and the public should refer to other disclosures contained in the Company’s filings with the U.S. Securities and Exchange Commission.

The Securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Credit Facility

On April 30, 2026, the Company and certain subsidiaries of the Company (together with the Company, collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) by and among the Borrowers, the lenders from time to time party thereto (the “Lenders”), and Chatham Capital Management, LLC, as administrative agent for the Lenders (the “Administrative Agent”). Pursuant to the Credit Agreement, the Lenders extended a credit facility in the maximum aggregate principal amount of $24.0 million, consisting of (a) a term loan (the “Term Loan”) in the principal amount of $21.0 million, which was funded in full on April 30, 2026, (b) a revolving line of credit in the principal amount of $2.0 million and (c) an interest line loan facility (the “Interest Line Loan Facility”) in the principal amount of $1.0 million.

The Credit Agreement has a maturity date of April 30, 2031. Loans outstanding under the Credit Agreement will bear interest at an overall rate of 13.5% per annum, with 11.0% paid in cash and 2.5% paid-in-kind. If the Borrowers elect to borrow on the Interest Line Loan Facility to make cash payments of interest on the loans to the Lenders in any month, the overall rate of interest shall increase to 15.5% per annum for any such month, with 11.0% paid in cash and 4.5% paid-in-kind. Principal payments on the Term Loan and borrowings under the Interest Line Loan Facility are required to be made in monthly installments, commencing on June 1, 2028, at a rate of 5% per annum of the outstanding principal amount thereof.

The Credit Agreement contains both affirmative and negative covenants, including, without limitation, a minimum EBITDA covenant tested on quarterly basis, a minimum fixed charge coverage ratio financial covenant tested on quarterly basis, a maximum total leverage ratio financial covenant tested on quarterly basis, a maximum capital expenditures covenant tested on quarterly basis, a minimum 30-day average liquidity covenant tested on quarterly basis and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

In connection with the Credit Agreement, on April 30, 2026, the Borrowers entered into a Guaranty and Collateral Agreement with the Administrative Agent (the “Guaranty and Collateral Agreement”), pursuant to which each of the Borrowers granted to the Administrative Agent a first-priority perfected lien upon substantially all of the assets of the Borrowers to secure the obligations of the Borrowers under the Credit Agreement.

On the Closing Date, in connection with the Interest Line Loan Facility, the Company issued to the Lenders a warrant to purchase 1,079,108 shares of the Company’s Common Stock (the “Lender Warrant”). The Lender Warrants are exercisable immediately upon issuance, expire ten years from the date of issuance, and have an initial exercise price of $0.0001 per share (the “Initial Exercise Price”), subject to adjustment in the event of any Dilutive Issuance (as defined in the Warrant), or any stock splits, stock dividends, recapitalizations, and similar events.

ADSS Letter Agreement

In connection with the Private Placement and the Credit Facility, the Company entered into that certain Letter Agreement with ADS Securities, LLC (“ADSS”), whereby, the Company paid ADSS $4,375,000 out of the funds of the Private Placement and/or the Credit Agreement.

Registration Rights Agreement

In connection with the closing of the Private Placement and the entry into the Credit Facility, the Company, the Investors and the Administrative Agent have entered into a registration rights agreement dated April 30, 2026 (the “Registration Rights Agreement”), pursuant to which the Company will agree to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or prior to the 60th calendar day following the closing date of the Private Placement for purposes of registering the PIPE Shares for resale, the shares of Common Stock underlying the PIPE Warrants, and the shares of Common Stock underlying the Lender Warrants (the “Registration Statement”), to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Warrant Agency Agreement

On April 30, 2026, the Company entered into a warrant agency agreement with the Company’s transfer agent, Equiniti Trust Company, LLC, which will also act as the warrant agent for the Company, setting forth the terms and conditions of the PIPE Warrants and Lender Warrants (the “Warrant Agency Agreement”).

Amended Facility Payoff Agreement

On April 30, 2026, the Company and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2” (“Conrent”), entered into an Amended Facility Payoff Agreement (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company agreed to pay $23,520,000 to Conrent in settlement of the outstanding $42.864 million unsecured debt facility payable by the Company to Conrent, issued pursuant to a Facility Agreement originally executed by and between the parties on December 30, 2013, as amended May 30, 2014, June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020, December 21, 2020 and April 26, 2023 (the “Amended Facility Agreement”), with a maturity date of July 1, 2027. The Payoff Agreement terminates and cancels the Facilities Agreement and releases and discharges the Company from all present or future, actual or contingent liabilities, obligations and guarantees created, evidenced or conferred by, and all claims, charges, liens, security interests, actions, suit, accounts and demands arising under or in any way related to the Facilities Agreement and/or or any other Facility Document.

The foregoing descriptions of the Form of PIPE Warrant, Form of Lender Warrant, Credit Agreement, Guaranty and Collateral Agreement, Form of Purchase Agreement, Form of Registration Rights Agreement, , Letter Agreement and Amended Facility Payoff Agreement do not purport to be complete and are qualified in their entirety by reference to Form of PIPE Warrant, Form of Lender Warrant, Form of Purchase Agreement, Form of Registration Rights Agreement, Credit Agreement, Guaranty and Collateral Agreement, Letter Agreement and Amended Facility Payoff Agreement filed as Exhibits 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. During the six months ended March 31, 2026, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Revenue

For the three months ended March 31, 2026, the Company recognized total revenue from operations of $8,944,415 compared to $8,352,320 for the three months ended March 31, 2025, an increase of $592,095 or approximately 7%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Florida and Illinois. This increase was partially offset by revenue decreases for clients in Pennsylvania and Puerto Rico who experienced decreases in people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended March 31, 2026 increased to $577,666 from $484,345 in the same period in 2025, an increase of $93,321 or approximately 19%. The increase in product and other revenue was largely due to increased international product sales, principally to customers in Chile, partially offset by a decrease in product sales to customers in Brazil and Saudi Arabia. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

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

Cost of Revenue

During the three months ended March 31, 2026, cost of revenue totaled $4,453,280 compared to cost of revenue during the three months ended March 31, 2025 of $4,238,354, an increase of $214,926 or 5%. The increase in cost of revenue was largely the result of higher device repair costs of $113,773 (due to an increase in volume and component costs of routine repairs and maintenance on devices). Higher server costs of $61,722 and higher alcohol monitoring costs of $128,085 were due to increased volume and expansion of services offered to new and existing customers. These increases were partially offset by a decrease in communication costs of $88,965 and a decrease in monitoring center costs of $72,978.

Depreciation and amortization included in cost of revenue for the three months ended March 31, 2026 and 2025 totaled $737,953 and $723,331, respectively, an increase of $14,622. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended March 31, 2026, gross profit totaled $4,491,135, resulting in a gross margin of approximately 50%. During the three months ended March 31, 2025, gross profit totaled $4,113,966, resulting in a gross margin of approximately 49%. The increase in absolute gross profit of $377,169 is due to an increase in revenue, partially offset by an increase in cost of revenue.

General and Administrative Expense

During the three months ended March 31, 2026, general and administrative expense totaled $2,244,284 compared to $2,127,145 for the three months ended March 31, 2025. The increase of $117,139 or approximately 6% is due to an increase in legal and professional fees of $81,525, an increase in outside services of $79,305, an increase in payroll, benefits, and payroll taxes of $78,302 due to increased staffing, and an increase in fees and licenses of $51,111. These increases were partially offset by a decrease in legal settlements of $180,000 due to a settlement with Commonwealth of Puerto Rico in Fiscal 2025.

Selling and Marketing Expense

During the three months ended March 31, 2026, selling and marketing expense totaled $909,981 compared to $964,743 for the three months ended March 31, 2025. The decrease of $54,762 or approximately 6% resulted largely from lower bad debt expense of $103,667, partially offset by an increase in travel and entertainment of $21,723.

Research and Development Expense

During the three months ended March 31, 2026, research and development expense totaled $699,310 compared to $750,650 for the three months ended March 31, 2025. The decrease of $51,340 or approximately 7% resulted largely from a decrease in payroll, benefits, and payroll taxes of $46,211.

Depreciation and Amortization Expense

During the three months ended March 31, 2026, depreciation and amortization expense totaled $228,039 compared to $227,385 for the three months ended March 31, 2025, an increase of $654.

Total Operating Expense

During the three months ended March 31, 2026, total operating expense increased to $4,081,614 compared to $4,069,923 for the three months ended March 31, 2025, an increase of $11,691. The increase is principally due to the factors disclosed above.

Operating Income

During the three months ended March 31, 2026, operating income was $409,521 compared to $44,043 for the three months ended March 31, 2025. The increase of $365,478 in operating income was principally due to an increase in revenue, partially offset by an increase in cost of revenue and an increase in operating expense.

Other Income (Expense)

For the three months ended March 31, 2026, other expense totaled $1,120,909 compared to $531,014 for the three months ended March 31, 2025, an increase of $589,895. The increase in other expense is largely due to negative currency exchange rate movements of $543,613.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $711,388 for the three months ended March 31, 2026, compared to $517,116 for the three months ended March 31, 2025, an increase in net loss of $194,272. This increase in net loss is largely due to negative currency exchange rate movements, partially offset by an increase in operating income.

Six Months Ended March 31, 2026 compared to Six Months Ended March 31, 2025

Revenue

For the six months ended March 31, 2026, the Company recognized total revenue from operations of $18,061,623 compared to $17,020,648 for the six months ended March 31, 2025, an increase of $1,040,975 or approximately 6%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Florida, Illinois, and Canada. This increase was partially offset by a revenue decrease for our Chilean subsidiary, which was sold in November 2025. These increases represent typical fluctuations which occur daily.

Product sales and other revenue for the six months ended March 31, 2026 increased to $987,116 from $711,366 in the same period in 2025, an increase of $275,750 or approximately 39%. The increase in product and other revenue was largely due to increased international product sales, principally to customers in Chile, partially offset by a decrease in product sales to customers in Brazil. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

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

Cost of Revenue

During the six months ended March 31, 2026, cost of revenue totaled $9,302,781 compared to cost of revenue during the six months ended March 31, 2025 of $8,482,340, an increase of $820,441 or 10%. The increase in cost of revenue was largely the result of higher device repair costs of $274,858 (due to an increase in volume and component costs of routine repairs and maintenance on devices). Higher server costs of $212,129 and higher alcohol monitoring costs of $223,933 were due to increased volume and expansion of services offered to new and existing customers.

Depreciation and amortization included in cost of revenue for the six months ended March 31, 2026 and 2025 totaled $1,515,840 and $1,458,556, respectively, an increase of $57,284. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the six months ended March 31, 2026, gross profit totaled $8,758,842, resulting in a gross margin of approximately 48%. During the six months ended March 31, 2025, gross profit totaled $8,538,308, resulting in a gross margin of approximately 50%. The increase in absolute gross profit of $220,534 is due to an increase in revenue, partially offset by an increase in cost of revenue.

General and Administrative Expense

During the six months ended March 31, 2026, general and administrative expense totaled $4,474,179 compared to $4,558,263 for the six months ended March 31, 2025. The decrease of $84,084 or approximately 2% is due to a decrease in legal settlements of $180,000 due to a settlement with Commonwealth of Puerto Rico in Fiscal 2025, partially offset by an increase in outside services of $65,239.

Selling and Marketing Expense

During the six months ended March 31, 2026, selling and marketing expense totaled $1,868,934 compared to $1,865,932 for the six months ended March 31, 2025. The increase of $3,002 resulted largely from higher payroll, benefits and payroll taxes and higher travel and entertainment expenses, partially offset by a decrease in bad debt expense and trade show costs.

Research and Development Expense

During the six months ended March 31, 2026, research and development expense totaled $1,393,454 compared to $1,420,040 for the six months ended March 31, 2025. The decrease of $26,586 or approximately 2% was largely due to decreased payroll, benefits, and payroll taxes of $71,702, partially offset by an increase in training and recruiting expense of $23,787.

Depreciation and Amortization Expense

During the six months ended March 31, 2026, depreciation and amortization expense totaled $456,073 compared to $454,938 for the six months ended March 31, 2025, an increase of $1,135.

(Gain) Loss on Sale/Dissolution of Subsidiary

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value and accordingly recorded an impairment of $757,130. On November 1, 2024, we completed the sale and recognized a loss of $66,483 during the six months ended March 31, 2025.

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472 during the six months ended March 31, 2026.

Total Operating Expense

During the six months ended March 31, 2026, total operating expense decreased to $7,562,168 compared to $8,365,656 for the six months ended March 31, 2025, a decrease of $803,488 or approximately 10%. The decrease is principally due to the factors disclosed above.

Operating Income

During the six months ended March 31, 2026, operating income was $1,196,674 compared to $172,652 for the six months ended March 31, 2025. The increase of $1,024,022 in operating income was principally due to an increase in revenue and a decrease in operating expense, partially offset by an increase in cost of revenue.

Other Income (Expense)

For the six months ended March 31, 2026, other expense totaled $1,325,588 compared to $2,599,236 for the six months ended March 31, 2025, a decrease of $1,273,648. The decrease in other expense is largely due to a decrease in currency exchange rate loss of $1,378,505, partially offset by an increase in interest expense of $105,934.

Net Income (Loss) Attributable to Common Stockholders

The Company had net loss attributable to common stockholders of $196,729 for the six months ended March 31, 2026, compared to $2,527,965 for the six months ended March 31, 2025, a decrease in net loss of $2,331,236. This decrease in net loss is largely due to an increase in operating income and decrease in currency exchange rate loss.

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

Liquidity, Working Capital and Management’s Plan

As of March 31, 2026, the Company had unrestricted cash of $5,099,610, compared to unrestricted cash of $4,098,114 as of September 30, 2025. As of March 31, 2026, we had working capital of $2,102,379, compared to working capital of $2,784,551 as of September 30, 2025. This decrease in working capital of $682,172 is principally due to a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in cash and a decrease in accounts payable.

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

As of March 31, 2026, $42,864,000 of principal and $3,967,301 of interest was owed to Conrent; however, on June 30, 2025, the Company requested an extension of the July 1, 2025 interest payment required by the Amendment, until September 30, 2025, which Conrent accepted. On September 24, 2025, Conrent extended the interest payment due date until further notice.

No borrowings or sales of equity securities occurred during the six months ended March 31, 2026 or during the year ended September 30, 2025.

Net Cash Flows Provided by (Used in) Operating Activities.

During the six months ended March 31, 2026, we had cash flows from operating activities of $3,497,018, compared to cash flows from operating activities of $271,134 during the six months ended March 31, 2025, representing a $3,225,884 increase. The increase in cash from operations was largely the result of a decrease in net loss and an increase in collections from customers.

Net Cash Flows Used in Investing Activities.

The Company used $2,430,041 of cash from investing activities during the six months ended March 31, 2026, compared to $1,013,132 used during the six months ended March 31, 2025. The increase of $1,416,909 or 140% was largely the result of increased capitalized software costs of $904,633 and proceeds from the sale of our Chilean subsidiary, net of cash included in the sale of $748,715 in November 2024.

Net Cash Flows Used in Financing Activities.

The Company used $58,969 of cash for financing activities during six months ended March 31, 2026, which was the payment of deferred financing fees, compared to $63,839 of cash used in financing activities during the six months ended March 31, 2025.

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

Foreign Currency Risks

We had $0 and $485,173 in foreign currency revenue from sources outside of the United States for the six months ended March 31, 2026 and 2025, respectively. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange loss of $85,927 and $1,464,432 in the six months ended March 31, 2026 and 2025, respectively.

Fluctuations in the exchange loss or gain in any given period are due to the strengthening or weakening of the U.S. dollar against the Canadian dollar which have been magnified by global matters, inflation, and the government policies established to address those issues. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement additional strategies to minimize the effects of foreign currency exchange on our business.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2026.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latavion Crowder v. Track Group, Inc., et. al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. Discovery is presently ongoing. At this preliminary stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. The Company has filed a motion to dismiss the case, with a hearing scheduled for May 2026. Based on the preliminary stage of the proceedings, no accrual for a potential loss has been made.

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

As of March 31, 2026, excluding deferred financing costs, we had $42,864,000 of principal debt owed to Conrent, of which $0 becomes due and payable within the next 12 months, and $42,864,000 matures in 2027. We have $3,967,301 of interest accrued at March 31, 2026 related to our debt owed to Conrent during the three months ended March 31, 2026, which payment is past due and has been extended until further notice by Conrent. In the event Conrent demands payment of interest, and we are unable to finance or otherwise restructure the interest due and/or debt owed to Conrent when the same becomes due and payable, such failure will have a material adverse effect on our business, financial condition, results of operations, and our ability to continue as a going concern.

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

Track Group, Inc.

Date: May 8, 2026	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)