Form 10-Q
period 2026-06-30
Track Group, Inc.
filed 2026-08-14
CIK 1045942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2026, was 41,335,187.

TRACK GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2026	2025
Assets
Current assets:
Cash	$8,388,589	$4,098,114
Accounts receivable, net of allowance for credit losses of $876,645 and $596,059, respectively	4,657,001	6,455,910
Prepaid expense and deposits	401,241	353,319
Inventory, net of reserves of $45,899 and $61,535, respectively	610,004	473,464
Total current assets	14,056,835	11,380,807
Property and equipment, net of accumulated depreciation of $320,909 and $294,873, respectively	546,130	497,889
Monitoring equipment, net of accumulated depreciation of $6,627,928 and $5,896,304, respectively	4,184,933	5,104,603
Intangible assets, net of accumulated amortization of $23,199,268 and $21,616,041, respectively	14,263,992	13,958,773
Goodwill	8,310,012	8,299,941
Other assets, net	1,522,988	1,061,507
Total assets	$42,884,890	$40,303,520

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,395,137	$3,709,653
Accrued liabilities	1,844,294	4,886,603
Total current liabilities	7,239,431	8,596,256
Long-term debt, net of current portion	17,582,535	42,720,944
Long-term liabilities	1,117,236	529,265
Warrant liability	550,237	-
Total liabilities	26,489,439	51,846,465

Commitments and contingencies (Note 22)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 60,000,000 shares authorized; 41,335,187 and 11,863,758 shares outstanding, respectively	4,134	1,186
Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 0 shares outstanding	-	-
Series A Convertible Preferred stock, $0.0001 par value: 1,200,000 shares authorized; 0 shares outstanding	-	-
Paid in capital	308,289,764	302,600,546
Accumulated deficit	(292,900,790)	(315,147,082)
Accumulated other comprehensive income (loss)	1,002,343	1,002,405
Total equity (deficit)	16,395,451	(11,542,945)
Total liabilities and stockholders’ equity (deficit)	$42,884,890	$40,303,520

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue:
Monitoring and other related services	$8,507,111	$8,071,416	$25,581,618	$24,380,699
Product sales and other	578,225	1,020,026	1,565,341	1,731,392
Total revenue	9,085,336	9,091,442	27,146,959	26,112,091

Cost of revenue:
Monitoring, products and other related services	3,917,964	3,765,700	11,704,905	10,789,484
Depreciation & amortization included in cost of revenue	931,653	734,301	2,447,493	2,192,857
Total cost of revenue	4,849,617	4,500,001	14,152,398	12,982,341

Gross profit	4,235,719	4,591,441	12,994,561	13,129,750

Operating expense:
General & administrative	2,232,515	2,078,417	6,706,694	6,636,680
Selling & marketing	870,500	858,789	2,739,434	2,724,721
Research & development	651,205	675,861	2,044,659	2,095,901
Depreciation & amortization	231,650	227,568	687,723	682,506
(Gain) loss on sale/dissolution of subsidiary	-	-	(630,472)	66,483
Total operating expense	3,985,870	3,840,635	11,548,038	12,206,291

Operating income (loss)	249,849	750,806	1,446,523	923,459

Other income (expense):
Interest income	-	-	1,077	-
Interest expense, net	(786,003)	(568,536)	(2,026,740)	(1,703,339)
Currency exchange rate gain (loss)	(656,128)	1,253,726	(742,055)	(210,708)
Gain on troubled debt restructuring	23,464,004	-	23,464,004	-
Warrant liability issuance costs	(22,539)	-	(22,539)	-
Revaluation of warrant liability	205,031	-	205,031	-
Total other income (expense)	22,204,365	685,190	20,878,778	(1,914,047)
Income (loss) before income taxes	22,454,214	1,435,996	22,325,301	(990,588)
Income tax expense	11,193	1,716	79,009	103,097
Net income (loss) attributable to common shareholders	22,443,021	1,434,280	22,246,292	(1,093,685)
Release of cumulative translation adjustment for sale of subsidiary	-	-	(582,883)	1,390,913
Equity adjustment for sale of subsidiary	-	-	-	571,518
Foreign currency translation adjustments	480,720	(526,580)	582,821	159,480
Comprehensive income (loss)	$22,923,741	$907,700	$22,246,230	$1,028,226

Net income (loss) per share – basic:
Net income (loss) per share	$0.69	$0.12	$1.19	$(0.09)
Weighted average shares outstanding	32,342,689	11,863,758	18,690,068	11,863,758

Net income (loss) per share – diluted:
Net income (loss) per share	$0.68	$0.12	$1.18	$(0.09)
Weighted average shares outstanding	32,845,437	11,863,758	18,857,650	11,863,758

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2025	11,863,758	$1,186	$302,600,546	$(315,147,082)	$1,002,405	$(11,542,945)
Release cumulative translation adjustment for dissolution of subsidiary	-	-	-	-	(582,883)	(582,883)
Foreign currency translation adjustments	-	-	-	-	(255,390)	(255,390)
Net income	-	-	-	514,659	-	514,659
Balance December 31, 2025	11,863,758	$1,186	$302,600,546	$(314,632,423)	$164,132	$(11,866,559)
Foreign currency translation adjustments	-	-	-	-	357,491	357,491
Net loss	-	-	-	(711,388)	-	(711,388)
Balance March 31, 2026	11,863,758	$1,186	$302,600,546	$(315,343,811)	$521,623	$(12,220,456)
Foreign currency translation adjustments	-	-	-	-	480,720	480,720
Net income	-	-	-	22,443,021	-	22,443,021
Issuance of Common Stock/warrants, net of issuance costs of $4,619,887	29,471,429	2,948	5,689,218	-	-	5,692,166
Balance June 30, 2026	41,335,187	$4,134	$308,289,764	$(292,900,790)	$1,002,343	$16,395,451

	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2024	11,863,758	$1,186	$302,600,546	$(312,691,811)	$(1,519,332)	$(11,609,411)
Release cumulative translation adjustment for sale of subsidiary	-	-	-	-	1,390,913	1,390,913
Foreign currency translation adjustments	-	-	-	-	771,769	771,769
Equity adjustment for sale of subsidiary	-	-	-	(571,518)	571,518	-
Net loss	-	-	-	(2,010,849)	-	(2,010,849)
Balance December 31, 2024	11,863,758	$1,186	$302,600,546	$(315,274,178)	$1,214,868	$(11,457,578)
Foreign currency translation adjustments	-	-	-	-	(85,709)	(85,709)
Net loss	-	-	-	(517,116)	-	(517,116)
Balance March 31, 2025	11,863,758	$1,186	$302,600,546	$(315,791,294)	$1,129,159	$(12,060,403)
Foreign currency translation adjustments	-	-	-	-	(526,580)	(526,580)
Net income	-	-	-	1,434,280	-	1,434,280
Balance June 30, 2025	11,863,758	$1,186	$302,600,546	$(314,357,014)	$602,579	$(11,152,703)

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows provided by operating activities:
Net income (loss)	$22,246,292	$(1,093,685)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,135,216	2,875,363
Credit losses	270,925	354,661
Sales allowance	10,000	(60,000)
Allowance for obsolete inventory	(15,636)	4,513
Deferred taxes	2	16,484
Loss on monitoring equipment included in cost of revenue	200,740	268,217
Gain on troubled debt restructuring	(23,464,004)	-
Amortization of debt issuance costs	131,964	61,891
Interest added to loan payable	90,514	-
Foreign currency exchange (gain) loss	742,055	210,708
Right of use assets/liabilities	5,496	5,390
Loss on disposal of assets	-	397
(Gain) loss on sale/dissolution of subsidiary	(630,472)	66,483
Revaluation of warrant liability	(205,031)	-
Change in assets and liabilities:
Accounts receivable, net	1,517,983	(1,831,773)
Inventories, net	(120,904)	(627,485)
Current assets held for sale	-	719,201
Prepaid expense, deposits and other assets	(278,211)	(134,165)
Noncurrent assets	-	(10,614)
Accounts payable	(407,972)	887,560
Accrued liabilities	1,268,358	2,016,556
Current liabilities held for sale	-	(732,028)
Other current liabilities	-	58,246
Net cash provided by operating activities	4,497,315	3,055,920

Cash flow used in investing activities:
Purchase of property and equipment	(88,848)	(176,928)
Capitalized software	(2,352,959)	(1,449,047)
Purchase of monitoring equipment and parts	(880,851)	(1,448,278)
Proceeds from sale of subsidiary, net of cash included in sale	-	748,715
Net cash used in investing activities	(3,322,658)	(2,325,538)

Cash flow provided by financing activities:
Proceeds from loan payable	21,000,000	-
Principal payments on long-term debt	(23,520,000)	(11,399)
Proceeds from common stock and warrants	10,312,053	-
Payment of stock and warrant issuance costs	(2,357,387)	-
Payment of deferred financing fees	(2,303,803)	(52,440)
Net cash provided by financing activities	3,130,863	(63,839)

Effect of exchange rate changes on cash	(15,045)	(337,439)

Net increase in cash	4,290,475	329,104
Cash and cash held for sale, beginning of period	4,098,114	4,581,625
Cash, end of period	$8,388,589	$4,910,729

Cash paid for interest	$221,211	$48,936
Cash paid for taxes	$92,846	$92,107
Noncash investing activities
Purchase of monitoring equipment in accounts payable	$64,423	$-
Purchase of capitalized software in accounts payable	$101,571	$-
Purchase of property and equipment in accounts payable	$5,571	$-
Noncash financing activities
Issuance costs in accounts payable	$2,262,500	$-
Deferred financing fees in accounts payable	$234,899	$-
Deferred financing fees in exchange for a long term liability	$750,000	$-
Deferred financing fees in exchange for liability warrants	$755,268	$-

The accompanying notes are an integral part of these condensed consolidated statements.

TRACK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial information of Track Group, Inc. and subsidiaries (collectively, the “Company” or “Track Group”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2026 and results of its operations for the three and nine months ended June 30, 2026. These financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. The results of operations for the nine months ending June 30, 2026, may not be indicative of the results for the fiscal year ending September 30, 2026 (“Fiscal 2026”).

As of June 30, 2026 and September 30, 2025, the Company had an accumulated deficit of $292,900,790 and $315,147,082, respectively. The Company had net income of $22,246,292 for the nine months ended June 30, 2026 and a net loss of ($1,093,685) for the nine months ended June 30, 2025.

Recent Financings and Restructuring

On May 1, 2026, the Company announced a comprehensive restructuring, which included financing transactions consisting of (i) a private placement resulting in approximately $10.3 million in gross proceeds, (ii) a new five-year $21.0 million term loan, and (iii) a $3.0 million credit facility (“Restructuring”). Proceeds from the Restructuring were principally used to payoff debt owed to Conrent Invest S.A., acting on behalf of its compartment, “Safety 2” (“Conrent”). Conrent was owed approximately $42,864,000 (the “Conrent Debt”), however, pursuant to an Amended Facility Payoff Agreement (the “Payoff Agreement”), Conrent agreed to a payment of $23,520,000, which Payoff Agreement terminated and canceled the Conrent Debt in full. See Notes 18 and 19.

The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its existing cost structure. Management has evaluated the significance of these conditions, as well as the results from the Restructuring, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the next twelve months.

Sale of Subsidiary

In the first quarter of fiscal 2025, we completed the sale of our Chilean subsidiary and recognized a $66,483 loss recorded in (Gain) loss on sale/dissolution of subsidiary in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2025. This loss is in addition to a $757,130 impairment on assets held for sale in the year ended September 30, 2024 (“Fiscal 2024”).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. The Company does not expect it to have a material impact on our consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of June 30, 2026 have had or are expected to have a material impact on our consolidated financial statements.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as currently reported under GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, which are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Canadian Dollar is used as the functional currency of our Canadian subsidiary, Track Group Analytics Limited. The New Israeli Shekel is the functional currency of our recently dissolved subsidiary, Track Group International, Ltd. The Chilean Peso is the functional currency of Track Group - Chile SpA, our subsidiary that was sold on November 1, 2024. The balance sheets of all subsidiaries have been converted into U.S. dollars (“USD”) at the prevailing exchange rate at June 30, 2026.

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

Common share equivalents consist of shares issuable upon the exercise of options to purchase shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) (“options”), and warrants to purchase Common Stock (“warrants”). At June 30, 2026 and 2025, there were no options outstanding. At June 30, 2026 and 2025, 750,000 and 0 Warrants, were outstanding, respectively, with a term of ten years and an exercise price of $0.35 per share.

At June 30, 2026 and 2025, 1,079,108 and 0 prefunded warrants were outstanding, respectively, with a term of ten years and an exercise price of $0.0001 per share. Due to the fact that the holders of prefunded warrants to purchase common stock have the present ability to obtain common shares of the Company for little or effectively no additional consideration, the prefunded warrants are treated as common shares outstanding for purposes of basic and diluted earnings per share.

	June 30,	June 30,
	2026	2025
Exercisable common stock options and warrants	1,829,108	-
Total common stock equivalents	1,829,108	-

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

Multiple Element Arrangements

The majority of our revenue transactions do not have multiple elements. However, on occasion the Company may enter into revenue transactions that have multiple elements. These may include different combinations of products or services that are included in a single billable rate. These products or services are delivered over time as the customer utilizes our services. In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met. There were no multiple element arrangements for the nine months ended June 30, 2026 and 2025.

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

The following table presents the Company’s revenue by geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	7,098,756	78%	$6,836,444	75%
Latin America	1,604,494	18%	1,549,918	17%
Other	382,086	4%	705,080	8%
Total	$9,085,336	100%	$9,091,442	100%

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025
	Total Revenue	% of Total Revenue	Total Revenue	% of Total Revenue

United States	21,478,927	79%	$19,744,351	76%
Latin America	4,589,552	17%	5,190,493	20%
Other	1,078,480	4%	1,177,247	4%
Total	$27,146,959	100%	$26,112,091	100%

The above table includes total revenue for the Company, of which monitoring and other related services is the majority of the Company’s revenue (approximately 94% and 89% for the three months ended June 30, 2026 and 2025, respectively, and approximately 94% and 93% for the nine months ended June 30, 2026 and 2025, respectively). Latin America includes Bahamas, Chile, Puerto Rico, Brazil, Panama, Paraguay, Caymen Islands and the U.S. Virgin Islands. Other includes Canada and Saudi Arabia.

The balances of accounts receivable of $4,657,001 at June 30, 2026 and $6,455,910 at September 30, 2025 include unbilled balances of $0. The balance of accounts receivable of $4,428,535 at September 30, 2024 does not include an unbilled balance of $495,969 which was included in assets held for sale on the Consolidated Balance Sheet. Accounts receivable, which is made up of trade receivables for monitoring and other related services, are carried at original invoice amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as selling and marketing expense on our Condensed Consolidated Statements of Operations. As of June 30, 2026, September 30, 2025, and September 30, 2024 the Company had an allowance for credit losses of $876,645, $596,059, and $432,904, respectively, which included an allowance for credit memos of $20,000, $10,000, and $70,000, respectively.

The following table summarizes the activity of allowance for credit losses on accounts receivable for the nine months ended June 30, 2026:

Nine Months Ended June 30, 2026
Balance – beginning of period	$596,059
Increase to provision for credit losses	280,925
Write offs charged against allowance	(339)
Balance – end of period	$876,645

For the three months ended June 30, 2026 and 2025, the Company wrote-off accounts receivables of $62 and $44,536, respectively. For the nine months ended June 30, 2026 and 2025, the Company wrote-off accounts receivables of $339 and $270,054, respectively.

The balances of deferred revenue at June 30, 2026, September 30, 2025, and September 30, 2024 were $32,000, $0, and $0 respectively.

(8) PREPAID EXPENSE AND DEPOSITS

As of June 30, 2026, September 30, 2025, and September 30, 2024 the outstanding balance of prepaid expense and deposits was $401,241, $353,319, and $638,293 respectively. These balances are comprised largely of tax deposits, vendor deposits and other prepaid supplier expense.

(9) INVENTORY

Inventory is valued at the lower of the cost or net realizable value. Cost is determined using the first-in/first-out method. Net realizable value is determined based on the item selling price. Inventory is periodically reviewed in order to identify obsolete or damaged items or impaired values.

Inventory consists of parts used for minor repairs of ReliAlert™, and other tracking devices. Inventory also consists of completed circuit boards and the components used to manufacture circuit boards. Completed and shipped ReliAlert™ and other tracking devices are reflected in Monitoring Equipment. As of June 30, 2026 and September 30, 2025, inventory consisted of the following:

	June 30, 2026	September 30, 2025
Monitoring equipment component boards inventory	$655,903	$534,999
Reserve for damaged or obsolete inventory	(45,899)	(61,535)
Total inventory, net of reserves	$610,004	$473,464

The Company uses a third-party fulfillment service provider. As a result of this service, the Company’s employees do not actively assemble new products or repair a significant amount of monitoring equipment shipped directly from suppliers. Purchases of monitoring equipment are recognized directly. Management believes this process reduces maintenance and fulfillment costs associated with inventory and monitoring equipment. Management reviews inventory regularly to identify damaged or obsolete inventory and reserves for potential losses. The Company recorded a recovery of $0 and $662 during the three months ended June 30, 2026 and 2025, respectively, and charges of $21,201 and $4,513 during the nine months ended June 30, 2026 and 2025, respectively, for inventory that was obsolete, lost or damaged. Obsolete, lost and damaged items are expensed in Monitoring, products and other related services in the Consolidated Statements of Operations.

(10) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Equipment, software and tooling	$163,121	$125,949
Leasehold improvements	98,979	98,979
Furniture and fixtures	135,446	135,846
Other fixed assets	469,493	431,988
Total property and equipment before accumulated depreciation	867,039	792,762
Accumulated depreciation	(320,909)	(294,873)
Property and equipment, net of accumulated depreciation	$546,130	$497,889

Property and equipment depreciation expense for the three months ended June 30, 2026 and 2025 was $11,409 and $7,327, respectively. Property and equipment depreciation expense for the nine months ended June 30, 2026 and 2025 was $26,999 and $21,782, respectively. Depreciation expense for property and equipment is recognized in operating expense on the Condensed Consolidated Statements of Operations.

(11) MONITORING EQUIPMENT

The Company leases monitoring equipment to agencies for offender tracking under contractual service agreements. The monitoring equipment is depreciated using the straight-line method over an estimated useful life of between three to five years for monitoring devices. Monitoring equipment as of June 30, 2026 and September 30, 2025 is as follows:

	June 30, 2026	September 30, 2025
Monitoring equipment	$10,812,861	$11,000,907
Accumulated depreciation	(6,627,928)	(5,896,304)
Monitoring equipment, net of accumulated depreciation	$4,184,933	$5,104,603

Depreciation expense for the three months ended June 30, 2026 and 2025 was $443,340 and $446,796, respectively. Depreciation expense for the nine months ended June 30, 2026 and 2025 was $1,379,024 and $1,339,318, respectively. This expense was classified as a cost of revenue in the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2026 and 2025, the Company recorded charges of $49,090 and $42,999, respectively, for devices that were lost, stolen or damaged, and $3,525 and $45,588 for devices that were sold. During the nine months ended June 30, 2026 and 2025, the Company recorded charges of $197,215 and $162,108, respectively, for devices that were lost, stolen or damaged, and $3,525 and $106,109 for devices that were sold. Product sales and lost, stolen and damaged items are expensed in Monitoring, products and other related services in the Condensed Consolidated Statements of Operations.

(12) INTANGIBLE ASSETS

The following table summarizes the activity of intangible assets at June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Royalty agreements	$21,120,565	$(16,968,586)	$4,151,979	$21,120,565	$(16,307,862)	$4,812,703
Developed technology	16,204,597	(6,092,584)	10,112,013	14,315,504	(5,169,434)	9,146,070
Trade name	138,098	(138,098)	-	138,745	(138,745)	-
Total intangible assets	$37,463,260	$(23,199,268)	$14,263,992	$35,574,814	$(21,616,041)	$13,958,773

The intangible assets summarized above were purchased or developed on various dates from July 2011 through June 30, 2026.

Total amortization expense for the three months ended June 30, 2026 and 2025 was $708,554 and $507,746, respectively, of which $488,313 and $287,505 of the total amortization expense was included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended June 30, 2026 and 2025, respectively, and $220,241 and $220,241 of the total amortization expense was included in operating expense on the Condensed Consolidated Statements of Operations for three months ended June 30, 2026 and 2025, respectively.

Total amortization expense for the nine months ended June 30, 2026 and 2025 was $1,729,193 and $1,514,263, respectively. $1,068,469 and $853,539 of the total amortization expense was included in cost of revenue on the Condensed Consolidated Statements of Operations for three months ended June 30, 2026 and 2025, respectively, and $660,724 and $660,724 of the total amortization expense was included in operating expense on the Condensed Consolidated Statements of Operations for nine months ended June 30, 2026 and 2025, respectively.

The following table summarizes the future maturities of amortization of intangible assets as of June 30, 2026:

Twelve months ended June 30:	Amortization
2027	$3,395,099
2028	3,449,364
2029	2,322,308
2030	2,322,308
2031	2,069,459
Thereafter	705,454
Total	$14,263,992

(13) GOODWILL

The following table summarizes the activity of goodwill at June 30, 2026 and September 30, 2025, respectively:

	Nine Months Ended June 30, 2026	Year Ended September 30, 2025
Balance - beginning of period	$8,299,941	$7,941,190
Effect of foreign currency translation on goodwill	10,071	358,751
Balance - end of period	$8,310,012	$8,299,941

Goodwill is recognized in connection with acquisition transactions in accordance with ASC 805. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. No impairment of goodwill was recognized through June 30, 2026.

(14) OTHER ASSETS

As of June 30, 2026 and September 30, 2025, the balance of other assets was $1,522,988 and $1,061,507, respectively. Other assets are comprised largely of right of use assets, lease deposits, cash used as collateral for performance bonds, debt discount and issuance costs for lines of credit, the long term portion of prepaid insurance and deferred income tax.

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

Operating lease and monitoring revenue associated with the Company’s monitoring equipment for the three and nine months ended June 30, 2026 and 2025, respectively, are shown in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Monitoring equipment operating revenue	$7,660,840	$7,432,147	$23,213,984	$22,324,737

The Company cannot accurately estimate 5-years of future minimum lease receipts for its devices leased to customers because none of its customers make any contractual commitment regarding the number of active devices utilized in any given year and those quantities of active devices vary significantly for every customer each and every day.

Leases as Lessee

The following table shows right of use assets and lease liabilities for real estate and equipment, with the associated financial statement line items as of June 30, 2026 and September 30, 2025.

	June 30, 2026		September 30, 2025
	Operating lease asset	Operating lease liability	Operating lease asset	Operating lease liability

Other assets	$567,277		$722,278
Accrued liabilities		$213,621		$201,098
Long-term liabilities		$367,237		$529,265

The following table summarizes the supplemental cash flow information for the three months ended June 30, 2026 and 2025:

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025

Cash paid for noncancelable operating leases included in operating cash flows	$226,143	$211,318
Right of use assets obtained in exchange for operating lease liabilities	$-	$627,701

The future minimum lease payments under noncancelable operating leases with terms greater than one year as of June 30, 2026 are:

Operating Leases
From July 2026 to June 2027	$236,259
From July 2027 to June 2028	162,565
From July 2028 to June 2029	150,752
From July 2029 to June 2030	75,730
Undiscounted cash flow	625,306
Less: imputed interest	(44,448)
Total	$580,858

Reconciliation to lease liabilities:
Lease liabilities - current	$213,621
Lease liabilities - long-term	367,237
Total lease liabilities	$580,858

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2026 were 2.99 years and 4.8%, respectively. The Company’s lease discount rates are generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s leases cannot be readily determined.

(16) ACCRUED LIABILITES

Accrued liabilities consisted of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Accrued payroll, taxes and employee benefits	$1,147,450	$1,581,867
Deferred Revenue	32,000	-
Accrued taxes - foreign and domestic	13,932	10,694
Accrued other expense	91,226	95,099
Accrued legal and other professional costs	36,547	71,951
Accrued costs of revenue	114,923	40,140
Right of use liability	213,621	201,098
Deferred financing fees	-	110,310
Accrued interest	194,595	2,775,444
Total accrued liabilities	$1,844,294	$4,886,603

(17) RELATED PARTIES

Prior to the quarter ended June 30, 2026, ETS Limited was the beneficial owner of 4,706,579 shares of the Company's Common Stock (the “Track Group Shares”), held by ADS Securities LLC (“ADS”) under an agreement dated September 28, 2017, pursuant to which ADS transferred all the Track Group Shares to ETS Limited in exchange for all the outstanding shares of ETS Limited. A former Director of ETS Limited was elected to the Company's Board of Directors (the “Board”) on February 7, 2018 and served on the Board until his resignation on June 6, 2025.

On April 30, 2026, pursuant to a Stock Purchase Agreement (the “SPA”) by and between ETS Limited and JCP Investment Partnership, LP, a Delaware limited partnership, and JCP Investment Management, LLC, a Delaware limited liability company (collectively, “JCP”), and CRC Founders Fund LP, a Delaware limited partnership (“CRC”; each of JCP and CRC is referred to herein as a “Investor” and collectively as “Investors”), ETS limited sold the Track Group Shares to JCP and CRC. As of June 30, 2026, ETS Limited held zero shares of the Company’s Common Stock.

Pursuant to the SPA, JCP and CRC acquired 2,353,289 and 2,353,290 of the Track Group Shares, respectively. James Pappas is the managing member of JCP. Denver Smith, Chairman of the Board of the Company, is the managing member of the general partner of CRC.

On April 30, 2026, the Company, entered into Securities Purchase Agreements (the “Purchase Agreement”) with JCP and CRC, for the private placement of (i) 29,471,429 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (the “PIPE Shares”) at a price per PIPE Share of $0.35, and (ii) 750,000 warrants to purchase shares of Common Stock (the “PIPE Warrants”), for aggregate gross proceeds of approximately $10,315,000.

The PIPE Warrants are exercisable immediately, expire ten years from the date of issuance, and have an initial exercise price of $0.35 per share, subject to adjustment in the event of any Dilutive Issuance (as defined in the Warrant), or any stock splits, stock dividends, recapitalizations, and similar events.

Prior to the quarter ended June 30, 2026, Conrent was the beneficial owner of 1,446,447 shares of the Company’s Common Stock. The Company had an unsecured loan with Conrent as of March 31, 2026 consisting of the Conrent Debt. On April 30, 2026, the Company and Conrent entered into the Payoff Agreement, which Payoff Agreement terminated and canceled the Conrent Debt in full. See Note 18.

(18) DEBT OBLIGATIONS

Debt obligations, net of debt issuance costs, as of June 30, 2026 and September 30, 2025, consisted of the following:

	June 30, 2026	September 30, 2025

A credit facility in the maximum aggregate principal amount of $24.0 million (“Credit Facility”), consisting of (i) a term loan (the “Term Loan”) in the principal amount of $21.0 million, which was funded in full on April 30, 2026, (ii) a revolving line of credit in the principal amount of $2.0 million and (iii) an interest line loan facility (the “Interest Line Loan Facility”) in the principal amount of $1.0 million. Loans outstanding under the Credit Facility will bear interest at an overall rate of 13.5% per annum, with 11.0% paid in cash and 2.5% paid-in-kind. As of June 30, 2026, $21,090,514 of principal and $194,595 of interest was owed to the lender.

	$21,090,514	$-
The unsecured loan (the “Amended Facility Agreement”) from Conrent whereby, as of March 1, 2021, the Company had borrowed $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024, which Amended Facility Agreement was further amended resulting in all principal and accrued and unpaid interest due on or before July 1, 2027. See below.	-	42,864,000
Revolving line of credit	-	-
Interest line loan facility	-	-
Total debt obligations	21,090,514	42,864,000
Less: current portion	-	-
Less: deferred financing cost	(3,507,979)	(143,056)
Long-term debt, less current portion	$17,582,535	$42,720,944

Amended Facility Agreement

On December 21, 2020, Conrent and the Company signed an amendment to the Amended Facility Agreement which extended the maturity date of the Amended Facility Agreement to July 1, 2024 (the “Amended Facility”), capitalized the accrued and unpaid interest increasing the outstanding principal amount and reduced the interest rate of the Amended Facility from 8% to 4%. On April 26, 2023, the Company and Conrent entered into another amendment to the Amended Facility (the “Amendment”). The Amendment: (i) extended the maturity date from July 1, 2024, to July 1, 2027; (ii) amended the applicable interest rate resulting in an escalating interest rate as follows: 4% through June 30, 2024, 5% through June 30, 2025, 5.5% through June 30, 2026, and 6% through the Maturity Date; and (iii) removed section 7.3 “Change of Control” of the Amended Facility Agreement. In return, the Company agreed to pay certain fees to Conrent. The Company has outstanding principal balance of $42,864,000, bearing interest at a rate of 4% per annum, payable in arrears annually beginning July 1, 2021, with all principal and accrued and unpaid interest due on July 1, 2024.

On April 30, 2026, the Company and Conrent entered into the Payoff Agreement, pursuant to which the Company agreed to pay $23,520,000 to Conrent in settlement of the outstanding $42,864,000 unsecured debt facility payable by the Company to Conrent, issued pursuant to the original facility agreement executed by and between the parties on December 30, 2013 (“Original Facility Agreement”), as amended May 30, 2014, June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020, December 21, 2020 and April 26, 2023, with a maturity date of July 1, 2027. The Payoff Agreement terminates and cancels the Amended Facility Agreement and releases and discharges the Company from all present or future, actual or contingent liabilities, obligations and guarantees created, evidenced or conferred by, and all claims, charges, liens, security interests, actions, suit, accounts and demands arising under or in any way related to the Original Facility Agreement and/or or any other agreement between the parties. The Payoff Agreement was accounted for as a Troubled Debt Restructuring (“TDR”) in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. The Company recognized a TDR gain of $23.5 million, which is presented as Gain on troubled debt restructuring in the consolidated statements of operations for the three months ended June 30, 2026. As of June 30, 2026, $0 of principal and $0 of interest was owed to Conrent.

Credit Agreement

On April 30, 2026, the Company and certain subsidiaries of the Company (together with the Company, collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) by and among the Borrowers, the lenders from time-to-time party thereto (the “Lenders”), and Chatham Capital Management, LLC, as administrative agent for the Lenders (the “Administrative Agent”). Pursuant to the Credit Agreement, the Lenders extended a credit facility in the maximum aggregate principal amount of $24.0 million, consisting of (i) the Term Loan, which was funded in full on April 30, 2026, (ii) a revolving line of credit in the principal amount of $2.0 million and (iii) the Interest Line Loan Facility in the principal amount of $1.0 million.

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

At closing, the Company incurred certain fees and third‑party debt issuance costs of $0.6 million and debt discount cost of $3.0 million, comprising of $2.2 million of lender fees and $0.8 million of fees related to the Warrants, associated with the Term Loan and are presented as a direct deduction from the carrying amount of the Term Loan and amortized using the effective interest method. Revolving Line of Credit and Interest Line Loan Facility issuance costs are presented as a deferred asset and amortized on a straight‑line basis over the term of the facility.

As of June 30, 2026, $21,090,514 of principal and $194,595 of interest was owed under the Term Loan, $0 of principal and $0 of interest was owed under the Revolving Credit Line, and $0 of principal and $0 of interest was owed under the Interest Line Loan Facility.

As of June 30, 2026, unamortized deferred loan costs related to the Term Loan were $3,507,979. Unamortized Revolving Line of Credit and the Interest Line Loan Facility issuance costs, presented within “Other Assets” were $393,016.

The following table summarizes our future maturities of debt obligations, net of the amortization of debt discounts as of June 30, 2026:

Twelve months ended June 30:	Total
2027	$-
2028	87,500
2029	1,050,000
2030	1,050,000
2031	18,903,014
Total	21,090,514
Issuance costs	(3,507,979)
Debt obligations, net of unamortized issuance costs	$17,582,535

The schedule above reflects contractual amortization of the Term Loan and the remaining amount due at maturity on April 30, 2031. Any outstanding Revolving Line of Credit Loans and Interest Line Loan Facility mature on April 30, 2031, and would be reflected in 2031, however, as of June 30, 2026, there have been no drawdowns on the Revolving Line of Credit or the Interest Line Loan Facility.

The Credit Agreement contains certain financial and non‑financial covenants. The Company was in compliance with all covenants as of June 30, 2026.

(19) PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 60,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). The Company’s Board has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock, and to create one or more series of Preferred Stock. As of June 30, 2026, there were no shares of Preferred Stock outstanding.

No dividends were paid during the nine months ended June 30, 2026 and 2025.

Common Stock Issuances

In April 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the private placement (the “Private Placement”) of (i) 29,471,429 shares of the Company’s Common Stock (the “PIPE Shares”) at a price per PIPE Share of $0.35, and (ii) 750,000 warrants to purchase shares of Common Stock (the “PIPE Warrants”) for aggregate gross proceeds of approximately $10,315,000. Issuance costs for the transaction were $4,619,887.

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

As of June 30, 2026, no shares of Series A Preferred were issued and outstanding.

(20) STOCK OPTIONS AND WARRANTS

Stock Incentive Plan

At the annual meeting of stockholders held on April 13, 2022, our stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), previously approved by the Company’s Board. The 2022 Plan provides for the grant of incentive options and nonqualified options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards and performance-based awards to employees and certain non-employees who provide services to the Company in lieu of cash. A total of 500,000 shares were initially authorized for issuance pursuant to awards granted under the 2022 Plan.

There were no issuances of restricted shares in the nine months ended June 30, 2026 and 2025.

The Company recorded no expense for the nine months ended June 30, 2026 and 2025 related to the 2022 Plan. Currently, 215,000 shares remain available for issuance under the 2022 Plan. On June 26, 2026, our Board approved an amendment to the 2022 Plan (the Plan Amendment) to increase the number of shares of Common Stock authorized for issuance thereunder from 500,000 shares to 6,000,000 shares. On July 7, 2026, the Majority Shareholders approved the Plan Amendment.

All Options and Warrants

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended June 30, 2026 and 2025, the Company granted no options or warrants under the 2022 Plan. The Company recorded no expense for the nine months ended June 30, 2026 and 2025, respectively, related to the issuance and vesting of outstanding options and warrants.

As of June 30, 2026, no compensation expense associated with unvested stock options and warrants issued previously to members of the Board will be recognized over the next year.

Private Placement

On April 30, 2026, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the private placement (the “Private Placement”) of (i) 29,471,429 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (the “PIPE Shares”) at a price per PIPE Share of $0.35, and (ii) 750,000 warrants to purchase shares of Common Stock (the “PIPE Warrants”) for aggregate gross proceeds of approximately $10,315,000. The PIPE Shares and PIPE Warrants sold in the Offering are sometimes hereafter referred to as, the “Securities.” The Company intends to use the proceeds from the Offering for repayment of existing indebtedness, working capital and general corporate purposes.

In connection with the closing of the Private Placement and the entrance into the Credit Facility, the Company, the Investors and the Administrative Agent have entered into a registration rights agreement dated April 30, 2026 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on or prior to the 60th calendar day following the closing date of the Private Placement for purposes of registering the resale of the PIPE Shares, the shares of Common Stock underlying the PIPE Warrants, and the shares of Common Stock underlying the Lender Warrants (the “Registration Statement”), to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Warrants

On April 30, 2026, the Company issued three warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”), consisting of (i) warrants issued in connection with the Credit Agreement exercisable for 1,079,108 shares of common stock (the “Chatham Warrant”) and (ii) two private placement warrants issued under the Securities Purchase Agreement, each exercisable for 375,000 shares of common stock (the “PIPE Warrants”).

Chatham Warrant (Prefunded)

The Company issued warrants to Chatham Capital Management, LLC in connection with the closing of the Credit Agreement under the Recapitalization Transaction. The warrants entitle the holder to purchase 1,079,108 shares of the Company’s common stock at $0.0001 per share, to be exercised only for a whole number of shares of common stock. The warrants are exercisable at any time prior to their expiration date, ten years after the closing of the Credit Agreement. Any portion not exercised by expiration date will be automatically exercised on a cashless basis.

The Company determined these warrants require liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity, and as a result, the warrants are initially recognized at fair value and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in earnings. The fair value of the warrants is determined by using valuation techniques consistent with ASC 820, Fair Value Measurement, taking into account the contractual terms, the fair market value of the underlying equity interests, and relevant market inputs. As of April 30, 2026, the Company recorded a warrant liability of $755,268. Transaction costs of $22,539 allocated to the Warrants were expensed as incurred as warrant issuance costs. The fair value of the Chatham Warrants is classified as Level 2 in the fair value hierarchy and valued using quoted market prices, as they are traded in active markets.

PIPE Warrants

On April 30, 2026, the Company issued two private placement warrants in connection with the Securities Purchase Agreement under the Recapitalization Transaction. Each of the PIPE Warrants entitles the holder to purchase 375,000 shares of common stock at $0.35 per share, to be exercised only for a whole number of shares of common stock. The warrants are exercisable at any time prior to their expiration date, ten years after the closing date. Each PIPE Warrant also permits cashless exercise if, after the applicable effectiveness deadline, there is no effective registration statement covering the resale of the underlying shares. In addition, the PIPE Warrants include customary provisions relating to transferability, participation in certain distributions, adjustments upon fundamental transactions, and the Company’s obligation to reserve sufficient authorized shares for issuance upon exercise.

The Company determined that these warrants meet the equity classification guidance in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Securities Purchase Agreement financing proceeds are allocated between the PIPE shares issued and the equity-classified PIPE Warrants based on the appropriate allocation framework applicable to the equity raise, on a relative fair value basis. Any issuance costs associated with the Securities Purchase Agreement are allocated between the common stock and the PIPE Warrants on a reasonable relative fair value basis, with amounts allocated to the PIPE Warrants recognized as a reduction of additional paid-in capital. As of April 30, 2026, the Company recorded $113,908 and $5,575,310 to additional-paid-in capital as net proceeds after offering costs from the Securities Purchase Agreement for the PIPE Warrant and PIPE Shares, respectively. The fair value of the PIPE Warrants is classified as a Level 2 in the fair value hierarchy and is determined using the Black-Scholes valuation method.

As of June 30, 2026, the valuation assumptions include the expected volatility of the Company’s stock 55.0%, the Company’s stock price at valuation date of $0.70, expected dividend yield of 0.0%, expected term of 7.0 years and risk-free interest rate of 4.38%.

The number of warrants and prefunded warrants outstanding as of June 30, 2026, is as follows:

Description	Number Outstanding	Exercise Price	Remaining Contractual Life in Years	Classification
Chatham Warrants	1,079,108	0.0001	10	Liability
PIPE Warrants	750,000	0.35	10	Equity
Total Outstanding	1,829,108

The following table presents the changes in the fair value of the liability-classified Warrants that are recognized in change in fair value of warrant liability in the consolidated statement of income for the periods indicated below:

Period Ended
June 30, 2026
Fair value, April 30, 2026	$755,268
Change in fair value	(205,031)
Fair value, end of period	$550,237

For the periods presented, the Company recognized $205,031 gain on the statement of operations related to the change in fair value of the Warrant liability.

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

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. On April 7, 2025, the Court placed the case on its Criminal Proceedings Law Division Stay Calendar, effectively staying the matter until the plaintiff’s criminal case is resolved. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the present stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Latavion Crowder v. Track Group, Inc., et al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. Discovery is presently ongoing. At this stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. The Plaintiff filed an amended complaint on June 18, 2026 and the Company filed its answer and affirmative defenses on July 21, 2026. Based on the present stage of the proceedings, no accrual for a potential loss has been made.

Yaw Appiah v. Track Group, Inc. On June 29, 2026, a small claims action seeking $9,800 was filed against the Company in Will County, Illinois alleging that the Company’s monitoring device caused a rash and infection of the leg of plaintiff. The company disputes the allegations contained in the complaint. An initial case management date is set to occur on August 10, 2026.

(23) DISSOLUTION/SALE OF SUBSIDIARY

Dissolution of Track Group International Ltd.

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472, which has been reflected in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2026.

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

The Company wrote-off the associated assets and liabilities of this entity as of the date of the sale and recorded a pre-tax loss on sale of subsidiary of $66,483, which has been reflected in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2026. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

Proceeds from sale of subsidiary	$1,000,000
Net assets and liabilities, including $251,285 of cash	324,430
Cumulative translation adjustment released to net loss	(1,390,913)
Loss on sale of subsidiary	$(66,483)

(24) RECAPITALIZATION TRANSACTIONS

On April 30, 2026 (the “Closing Date”), the Company completed a recapitalization transaction to enhance the Company’s financial position and financial flexibility by significantly reducing and extending its indebtedness. The recapitalization was effected through a combination of new debt financing, settlement of existing indebtedness, and private placement of equity interests and warrants (collectively, the “Recapitalization Transaction”).

Under the Recapitalization Transaction, the Company entered into a new Credit Agreement, dated as of April 30, 2026 (the “Credit Agreement”), by and among the Company, as borrower, Chatham Capital Management, LLC, as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders extended a credit facility in the maximum aggregate principal amount of $24.0 million, consisting of (a) a term loan (the “Term Loan”) in the principal amount of $21.0 million, which was funded in full on April 30, 2026, (b) a revolving line of credit in the principal amount of $2.0 million and (c) an interest line loan facility (the “Interest Line Loan Facility”) in the principal amount of $1.0 million. The Credit Agreement has a maturity date of April 30, 2031.

In connection with the Recapitalization Transaction, the Company and Conrent Invest S.A., acting on behalf of its compartment, “Safety 2” (“Conrent”), entered into an Amended Facility Payoff Agreement (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company agreed to pay $23.52 million to Conrent in settlement of the outstanding $42.864 million unsecured debt facility.

Additionally, the Company entered into Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors for the private placement (the “Private Placement”) of (i) 29,471,429 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (the “PIPE Shares”) at a price per PIPE Share of $0.35, and (ii) 750,000 warrants to purchase shares of Common Stock (the “PIPE Warrants”), for aggregate gross proceeds of approximately $10.3 million.

In connection with the Recapitalization Transaction, the Board has been reconstituted with new directors with deep collective experience in community corrections, capital markets, M&A, capital allocation, and corporate governance. The Company has appointed Denver Smith, CFA, as Chairman of the Board. Additional board members include Kyle Kidd, CPA, Matthew Powalski, CPA, Jacob Saour, John “Rocky” Sullivan, and Derek Cassell, current CEO. Legacy directors have stepped down as part of the transition. Current management will continue to lead day-to-day operations and execute on the Company’s strategic plan.

See Notes 18 and 20 for additional information.

(25) SUBSEQUENT EVENTS

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

ReliAlert®XC5 is our next-generation flagship GPS device, designed to set a new standard for security, performance, and reliability in electronic monitoring. Operating on the LTE network, XC5 combines patented real-time three-way voice communication, enhanced indoor location capabilities, and a 100-decibel siren to support rapid intervention. Its extended-life battery provides nearly a full week of operation on a single charge and up to an additional month in sleep mode. The device also incorporates onboard processing, multiple location technologies, embedded RF functionality, and unmatched anti-tampering and removal-deterrence features, making it particularly well suited for high-risk supervision and victim-protection programs.

ReliAlert®XC4 is our flagship GPS device, which is among the safest and most reliable monitoring devices ever made. XC4 is a one-piece GPS device with patented 3-way voice communication to assist intervention efforts, now on the LTE network with increased battery life. This device includes on-board processing, secondary location technology, a 95db siren, embedded RF technology, anti-tampering capabilities, increased battery life and sleep mode.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025. During the nine months ended June 30, 2026, there have been no changes to the Company’s critical accounting policies.

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

Results of Operations

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Revenue

For the three months ended June 30, 2026, the Company recognized monitoring and other related services revenue of $8,507,111 compared to $8,071,416 for the three months ended June 30, 2025, an increase of $435,695 or approximately 5%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Florida. This increase was partially offset by revenue decreases for clients in Illinois who experienced decreases in people assigned to monitoring. These increases and reductions from all of these locations represent typical fluctuations which occur daily.

Product sales and other revenue for the three months ended June 30, 2026 decreased to $578,225 from $1,020,026 in the same period in 2025, a decrease of $441,801 or approximately 43%. The decrease in product and other revenue was largely due to decreased international product sales, principally to customers in Saudi Arabia, partially offset by an increase in product sales to customers in Chile. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

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

Cost of Revenue

During the three months ended June 30, 2026, cost of revenue totaled $4,849,617 compared to cost of revenue during the three months ended June 30, 2025 of $4,500,001, an increase of $349,616 or approximately 8%. The increase in cost of revenue was largely the result of higher device repair costs of $150,668 (due to an increase in volume and component costs of routine repairs and maintenance on devices). Higher server costs of $214,118 and higher alcohol monitoring costs of $141,068 were due to increased volume and expansion of services offered to new and existing customers. Higher software maintenance costs were due to an increased rate as well as increased maintenance needed for older products. These increases were partially offset by a decrease in hardware purchases of $195,072 and a decrease in monitoring center costs of $200,553.

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2026 and 2025 totaled $931,653 and $734,301, respectively, an increase of $197,352 or approximately 27%. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a five to seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the three months ended June 30, 2026, gross profit totaled $4,235,719, resulting in a gross margin of approximately 47%. During the three months ended June 30, 2025, gross profit totaled $4,591,441, resulting in a gross margin of approximately 51%. The decrease in absolute gross profit of $355,722 is due to an increase in cost of revenue.

General and Administrative Expense

During the three months ended June 30, 2026, general and administrative expense totaled $2,232,515 compared to $2,078,417 for the three months ended June 30, 2025. The increase of $154,098 or approximately 7% is due to an increase in legal and professional fees of $58,586, an increase in payroll, benefits, and payroll taxes of $66,042 due to increased staffing, and an increase in fees and licenses of $52,611. These increases were partially offset by a decrease in outside services of $52,005.

Selling and Marketing Expense

During the three months ended June 30, 2026, selling and marketing expense totaled $870,500 compared to $858,789 for the three months ended June 30, 2025. The increase of $11,711, or approximately 1%, resulted largely from higher outside services and payroll, benefits and payroll taxes, partially offset by lower bad debt expense.

Research and Development Expense

During the three months ended June 30, 2026, research and development expense totaled $651,205 compared to $675,861 for the three months ended June 30, 2025. The decrease of $24,656 or approximately 4% resulted largely from a decrease in payroll, benefits, and payroll taxes of $27,876.

Depreciation and Amortization Expense

During the three months ended June 30, 2026, depreciation and amortization expense totaled $231,650 compared to $227,568 for the three months ended June 30, 2025, an increase of $4,082.

Total Operating Expense

During the three months ended June 30, 2026, total operating expense increased to $3,985,870 compared to $3,840,635 for the three months ended June 30, 2025, an increase of $145,235. The increase is principally due to the factors disclosed above.

Operating Income

During the three months ended June 30, 2026, operating income was $249,849 compared to $750,806 for the three months ended June 30, 2025. The decrease of $500,957 in operating income was principally due to an increase in cost of revenue and an increase in operating expense.

Other Income (Expense)

For the three months ended June 30, 2026, other income totaled $22,204,365 compared to $685,190 for the three months ended June 30, 2025, an increase of $21,519,175. The increase in other income is largely due to gain on troubled debt restructuring of $23,464,004.

Net Income (Loss) Attributable to Common Stockholders

The Company had net income attributable to common stockholders of $22,443,021 for the three months ended June 30, 2026, compared to $1,434,280 for the three months ended June 30, 2025, an increase in net income of $21,008,741. This increase in net income is largely due to the gain on troubled debt restructuring.

Nine Months Ended June 30, 2026 compared to Nine Months Ended June 30, 2025

Revenue

For the nine months ended June 30, 2026, the Company recognized monitoring and other related services revenue of $25,581,618 compared to $24,380,699 for the nine months ended June 30, 2025, an increase of $1,200,919 or approximately 5%. The increase in monitoring revenues is driven principally by an increase in people assigned to monitoring for clients in Florida, Illinois, Indiana and Canada. This increase was partially offset by a revenue decrease for our Chilean subsidiary, which was sold in November 2025. These increases represent typical fluctuations which occur daily.

Product sales and other revenue for the nine months ended June 30, 2026 decreased to $1,565,341 from $1,731,392 in the same period in 2025, a decrease of $166,051 or approximately 10%. The decrease in product and other revenue was largely due to decreased international product sales, principally to customers in Brazil and Saudi Arabia. We continue to largely focus on recurring subscription-based opportunities as opposed to equipment sales.

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

Cost of Revenue

During the nine months ended June 30, 2026, cost of revenue totaled $14,152,398 compared to cost of revenue during the nine months ended June 30, 2025 of $12,982,341, an increase of $1,170,057 or 9%. The increase in cost of revenue was largely the result of higher device repair costs of $425,526 (due to an increase in volume and component costs of routine repairs and maintenance on devices). Higher server costs of $426,248 and higher alcohol monitoring costs of $365,002 were due to increased volume and expansion of services offered to new and existing customers. Higher software maintenance costs of $298,858 were due to an increased rate as well as increased maintenance needed for older products. These increases were partially offset by a decrease in hardware purchases of $166,974, a decrease in communication costs due to efficiencies in pooling plans and removing unnecessary services.

Depreciation and amortization included in cost of revenue for the nine months ended June 30, 2026 and 2025 totaled $2,447,493 and $2,192,857, respectively, an increase of $254,636. These costs represent the depreciation of ReliAlert® and other monitoring devices, the amortization of monitoring software and certain royalty agreements. Devices are depreciated over a five-year useful life. Monitoring software is amortized over a five to seven-year life. Royalty agreements are being amortized over a ten-year useful life. The Company believes these lives are appropriate due to changes in electronic monitoring technology and the corresponding potential for obsolescence. Management periodically assesses the useful life of the devices for appropriateness.

Gross Profit and Margin

During the nine months ended June 30, 2026, gross profit totaled $12,994,561, resulting in a gross margin of approximately 48%. During the nine months ended June 30, 2025, gross profit totaled $13,129,750, resulting in a gross margin of approximately 50%. The decrease in absolute gross profit of $135,189 is due to an increase in cost of revenue, partially offset by an increase in revenue.

General and Administrative Expense

During the nine months ended June 30, 2026, general and administrative expense totaled $6,706,694 compared to $6,636,680 for the nine months ended June 30, 2025. The increase of $70,014 or approximately 1% is due to an increase in payroll, benefits, and payroll taxes of $121,049 due to an increase in staffing, an increase in fees and licenses of $67,678 due to a franchise fee credit in Fiscal 2025, and in increase in insurance expense of $56,474 due to health insurance increases. These increases were partially offset by a decrease in legal settlements of $180,000 due to a settlement with Commonwealth of Puerto Rico in Fiscal 2025.

Selling and Marketing Expense

During the nine months ended June 30, 2026, selling and marketing expense totaled $2,739,434 compared to $2,724,721 for the nine months ended June 30, 2025. The increase of $14,713 resulted largely from higher payroll, benefits and payroll taxes and higher travel and entertainment expenses, partially offset by a decrease in bad debt expense and trade show costs.

Research and Development Expense

During the nine months ended June 30, 2026, research and development expense totaled $2,044,659 compared to $2,095,901 for the nine months ended June 30, 2025. The decrease of $51,242 or approximately 2% was largely due to decreased payroll, benefits, and payroll taxes of $99,578, partially offset by an increase in training and recruiting expense of $23,550 and an increase in dues and subscriptions of $27,616.

Depreciation and Amortization Expense

During the nine months ended June 30, 2026, depreciation and amortization expense totaled $687,723 compared to $682,506 for the nine months ended June 30, 2025, an increase of $5,217.

(Gain) Loss on Sale/Dissolution of Subsidiary

As of September 30, 2024 the Company concluded that Track Group Chile met all of the criteria for classification as held for sale. As a result, the Company measured the property as held for sale at its fair value and accordingly recorded an impairment of $757,130. On November 1, 2024, we completed the sale and recognized a loss of $66,483 during the nine months ended June 30, 2025.

On November 7, 2025, Track Group International Ltd. was dissolved. The Company wrote-off the associated assets and liabilities of this entity as of the date of dissolution and reported a pre-tax gain of $630,472 during the nine months ended June 30, 2026.

Total Operating Expense

During the nine months ended June 30, 2026, total operating expense decreased to $11,548,038 compared to $12,206,291 for the nine months ended June 30, 2025, a decrease of $658,253 or approximately 5%. The decrease is principally due to the factors disclosed above.

Operating Income

During the nine months ended June 30, 2026, operating income was $1,446,523 compared to $923,459 for the nine months ended June 30, 2025. The increase of $523,064 in operating income was principally due to an increase in revenue and a decrease in operating expense, partially offset by an increase in cost of revenue.

Other Income (Expense)

For the nine months ended June 30, 2026, other income totaled $20,878,778 compared to other expense of ($1,914,047) for the nine months ended June 30, 2025, an increase of $22,792,825. The increase in other income is largely due to gain on troubled debt restructuring of $23,464,004.

Net Income (Loss) Attributable to Common Stockholders

The Company had income attributable to common stockholders of $22,246,292 for the nine months ended June 30, 2026, compared to a net loss attributable to common stockholders of $1,093,685 for the nine months ended June 30, 2025, an increase in income of $23,339,977. The increase in income is largely due to the gain on troubled debt restructuring.

Liquidity and Capital Resources

Management believes that its existing cash and its future cash flow from operations will be sufficient to meet the cash requirements of its existing business for the foreseeable future. See “Risk Factors” below.

Liquidity, Working Capital and Management’s Plan

As of June 30, 2026, the Company had unrestricted cash of $8,388,589, compared to unrestricted cash of $4,098,114 as of September 30, 2025. As of June 30, 2026, we had working capital of $6,817,404, compared to working capital of $2,784,551 as of September 30, 2025. This increase in working capital of $4,032,853 is principally attributable to (i) a private placement resulting in approximately $10.3 million in gross proceeds, (ii) a new five-year $21.0 million term loan, each consummated on April 30, 2026 (“Term Loan”), offset by the payment to Conrent Invest S.A., acting on behalf of its compartment, “Safety 2” (“Conrent”), of $23,520,000, which amount cancelled approximately $42,864,000 (the “Conrent Debt”) issued pursuant to a Facility Agreement originally executed by and between the parties on December 30, 2013, as amended May 30, 2014, June 30, 2015, July 19, 2018, February 24, 2019, January 10, 2020, December 21, 2020 and April 26, 2023 (the “Amended Facility Agreement”) with a maturity date of July 1, 2027. The Conrent Debt was paid in full pursuant to an Amended Facility Payoff Agreement (“Payoff Agreement”), which Payoff Agreement also releases and discharges the Company from all present or future, actual or contingent liabilities, obligations and guarantees created, evidenced or conferred by, and all claims, charges, liens, security interests, actions, suit, accounts and demands arising under or in any way related to the Facilities Agreement and/or or any other agreement between the parties. The Conrent Debt was paid using proceeds from the Credit Agreement, defined below.

The Company’s ability to return to profitable operations is dependent upon generating a level of revenue adequate to support its existing cost structure. Management has evaluated the significance of these conditions, as well as the results from the Restructuring, and has determined that the Company can meet its operating obligations for a reasonable period. The Company expects to fund operations using cash on hand and through operational cash flows through the next twelve months.

Credit Facility

In connection with the Restructuring, the Company and certain subsidiaries of the Company (together with the Company, collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) by and among the Borrowers, the lenders from time-to-time party thereto (the “Lenders”), and Chatham Capital Management, LLC, as administrative agent for the Lenders (the “Administrative Agent”). Pursuant to the Credit Agreement, the Lenders extended a credit facility in the maximum aggregate principal amount of $24.0 million, consisting of (i) the Term Loan, (ii) a revolving line of credit in the principal amount of $2.0 million (“Revolving Credit Line”) and (iii) an interest line loan facility (the “Interest Line Loan Facility”) in the principal amount of $1.0 million.

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

As of June 30, 2026, $21,090,514 of principal and $194,595 of interest was owed under the Term Loan, $0 of principal and $0 of interest was owed under the Revolving Credit Line, and $0 of principal and $0 of interest was owed under the Interest Line Loan Facility.

No borrowings or sales of equity securities other than as noted above occurred during the nine months ended June 30, 2026 or during the year ended September 30, 2025.

Net Cash Flows Provided by (Used in) Operating Activities.

During the nine months ended June 30, 2026, we had cash flows from operating activities of $4,497,315, compared to cash flows from operating activities of $3,055,920 during the nine months ended June 30, 2025, representing a $1,441,395 increase. The increase in cash from operations was largely the result of higher operating income and an increase in collections from customers.

Net Cash Flows Used in Investing Activities

The Company used $3,322,658 of cash from investing activities during the nine months ended June 30, 2026, compared to $2,325,538 used during the nine months ended June 30, 2025. The increase of $997,120 or 43% was largely the result of increased capitalized software costs of $903,912.

Net Cash Flows Provided by Financing Activities.

The Company was provided $3,130,863 of cash from financing activities during nine months ended June 30, 2026 compared to ($63,839) of cash used in financing activities during the nine months ended June 30, 2025. The increase of $3,194,702 was largely the result of net proceeds from common stock and warrants, partially offset by payment of deferred financing fees.

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

Foreign Currency Risks

We had $0 and $485,173 in foreign currency revenue from sources outside of the United States for the nine months ended June 30, 2026 and 2025, respectively. We made and received payments in a foreign currency during the periods indicated, and have intercompany loans with foreign subsidiaries, which resulted in a foreign exchange loss of $742,055 and $210,708 in the nine months ended June 30, 2026 and 2025, respectively.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, was completed pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2026.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There was no change in our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Matthews v. Track Group, Inc., et al. On February 4, 2025, plaintiff Michael Matthews re-filed a complaint in the Circuit Court of Cook County, Illinois (2025 L 001586) against the Company and other defendants alleging negligence following his alleged erroneous incarceration following violation of home monitoring program requirements. On April 7, 2025, the Court placed the case on its Criminal Proceedings Law Division Stay Calendar, effectively staying the matter until the plaintiff’s criminal case is resolved. The Company disputes the allegations of the complaint directed at it, has retained counsel, and intends to vigorously defend the case. Based on the present stage of the refiled proceedings and after consultation with legal counsel, no accrual for a potential loss has been made.

Latavion Crowder v. Track Group, Inc., et al. On July 25, 2025, Latavion Crowder filed a complaint against the Company in the Circuit Court of Cook County, Illinois naming the Company as a defendant and alleging claims of strict products liability, negligence, and breach of warranty related to injuries allegedly sustained by Crowder from an electronic monitoring device. The Company disputes Crowder’s claims and will defend the case vigorously. Discovery is presently ongoing. At this stage, no accrual for a potential loss has been made, after consultation with legal counsel.

Anamaria Beldie, as the Administrator of the Estate of Lacramioara Beldie v. Track Group, et. al. On November 19, 2025, a complaint seeking in excess of $50,000 was filed against the Company in Cook County, Illinois alleging negligence and product liability with respect to the monitoring services and monitoring device provided by the Company. The Company disputes the allegations contained in the complaint and will defend the case vigorously. The Plaintiff filed an amended complaint on June 18, 2026 and the Company filed its answer and affirmative defenses on July 21, 2026. Based on the present stage of the proceedings, no accrual for a potential loss has been made.

Yaw Appiah v. Track Group, Inc. On June 29, 2026, a small claims action seeking $9,800 was filed against the Company in Will County, Illinois alleging that the Company’s monitoring device caused a rash and infection of the leg of plaintiff. The company disputes the allegations contained in the complaint. An initial case management date is set to occur on August 10, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Title of Document

3.1	Certificate of Amendment to Certificate of Incorporation, dated as of April 30, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2026).
4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 4, 2026).
4.2	Form of Lender Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 4, 2026).
10.1†

Credit Agreement by and between the Company and each of its affiliates party thereto, as borrowers, the financial institutions party thereto, as lenders, and Chatham Capital Management, LLC, as administrative agent and lead arranger, dated April 30, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2026).

10.2†

Guaranty and Collateral Agreement by and between the Company and Chatham Capital Management, LLC, as administrative agent, dated April 30, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2026).

10.3†	Form of Securities Purchase Agreement, dated April 30, 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2026).
10.4†	Form of Registration Rights Agreement, dated April 30, 2026 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 4, 2026).
10.5	Letter Agreement between the Company and ADS Securities, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 4, 2026).
10.6

Amended Facility Payoff Agreement by and between the Company and Conrent Invest S.A.,acting on behalf of its compartment “Safety 2”, dated April 30, 2026 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 4, 2026).

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

† The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Track Group, Inc.

Date: August 14, 2026	By:	/s/ Derek Cassell
Derek Cassell, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ James A. Berg
James A. Berg, Chief Financial Officer (Principal Financial and Accounting Officer)